Form 10QSB
period 2005-12-31
Matrix Ventures, Inc.
filed 2006-03-14
CIK 1305451

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   December 31, 2005
                                      ------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number    333-120382
                            -----------------

                             MATRIX VENTURES, INC.
    -----------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)

          Nevada                                   Applied For
---------------------------------         -------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

2640 Tempe Knoll Drive
North Vancouver, B.C.                                     V7N 4K6
----------------------------------------      -----------------------------
(Address of principal executive offices)                 (Zip Code)


Issuer's telephone number, including area code:        (604) 986-9633
                                                ---------------------------

                                      N/A
    -----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [ X ] No

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  [   ]  Yes    [ X ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,309,000 shares of $0.001 par value common stock outstanding as of March 14, 2006.

                              MATRIX VENTURES, INC.

                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2005

Matrix Ventures, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)


                                                                               December 31,            June 30,
                                                                                   2005                  2005
                                                                                     $                     $
ASSETS                                                                          (unaudited)
Current Assets
   Cash                                                                                 875                  9,330
----------------------------------------------------------------------------------------------------------------------

Total Assets                                                                            875                  9,330
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                                                   2,365                  1,221
   Accrued liabilities                                                               28,428                 29,642
   Due to a related party (Note 4(a))                                                 2,058                     50
----------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                    32,851                 30,913
----------------------------------------------------------------------------------------------------------------------

Commitments (Note 3)

STOCKHOLDERS' DEFICIT

Common Stock
   75,000,000 shares authorized, with a $0.001 par value, 7,309,000
   shares issued and outstanding                                                      7,309                  7,309

Additional Paid-in Capital                                                           23,841                 23,841

Donated Capital (Note 4(b))                                                          23,000                 17,000

Deficit Accumulated During the Exploration Stage                                    (86,126)               (69,733)
----------------------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                         (31,976)               (21,583)
----------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                             875                  9,330
======================================================================================================================



    The accompanying notes are an integral part of these financial statements

Matrix Ventures, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

                                                                                                Accumulated From
                                               Three months               Six months            February 2, 2004
                                                  ended                      ended               (Inception) to
                                               December 31,              December 31,             December 31,
                                            2005         2004          2005         2004              2005
                                              $            $            $             $                $
Revenue                                           -            -            -              -               -
--------------------------------------------------------------------------------------------------------------------

Expenses
   Bank charges                                  87           19          109             64             339
   Donated rent (Note 5(b))                     750          750        1,500          1,500           5,750
   Donated services (Note 5(b))               2,250        2,250        4,500          4,500          17,250
   Mineral property costs                     2,000        5,000        2,000          5,000          14,200
   Office                                     1,175          637        2,562             637          2,160
   Professional fees                          2,592        2,958        6,724          4,886          46,427
--------------------------------------------------------------------------------------------------------------------
Total Expenses                                8,854       11,614       16,393        16,587           86,126
--------------------------------------------------------------------------------------------------------------------
Net Loss for the Period                      (8,854)     (11,614)     (16,393)      (16,587)         (86,126)
====================================================================================================================

Basic and Diluted Loss Per Share                  -            -            -             -
====================================================================================================================


Weighted Average Number of Shares
Outstanding                               7,309,000    5,344,000    7,309,000     5,344,000
====================================================================================================================



    The accompanying notes are an integral part of these financial statements

Matrix Ventures, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)


                                                                                Six months           Six months
                                                                                   ended                ended
                                                                               December 31,         December 31,
                                                                                   2005                 2004
                                                                                     $                    $
Cash Flows Used In Operating Activities

   Net loss for the period                                                          (16,393)             (16,587)

   Adjustment to reconcile net loss to cash used in operating activities

     Donated services and rent                                                        6,000                6,000

   Changes in operating assets and liabilities

     Accounts payable                                                                 1,144                2,065
     Accrued liabilities                                                             (1,214)              (1,607)
     Due to a related party                                                               8                    -
--------------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                                               (10,455)             (10,129)
--------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                                     -                    -
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Advances from a related party                                                      2,000                    -
--------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                                             2,000                    -
--------------------------------------------------------------------------------------------------------------------

Decrease in Cash                                                                     (8,455)             (10,129)

Cash - Beginning of Period                                                            9,330               23,936
--------------------------------------------------------------------------------------------------------------------

Cash - End of Period                                                                    875               13,807
====================================================================================================================

Non-cash Investing and Financing Activities                                               -                    -
====================================================================================================================

Supplemental Disclosures
   Interest paid                                                                          -                    -
   Income taxes paid                                                                      -                    -
====================================================================================================================


    The accompanying notes are an integral part of these financial statements

Matrix Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)


1.   Nature and Continuance of Operations

     The Company was incorporated in the State of Nevada on February 2, 2004. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. The Company has acquired a mineral property located in the Province of Ontario, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

     These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $31,976 and has incurred losses since inception resulting in an accumulated deficit of $86,126. The Company expects further losses in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.


2.   Summary of Significant Accounting Policies

a)   Basis of Presentation

         The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in U.S. dollars. The Company's fiscal year end is June 30.

b)   Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)   Cash and Cash Equivalents

         The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)   Exploration and Development Costs

         The Company has been in the exploration stage since its formation on February 2, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Matrix Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)


2.   Summary of Significant Accounting Policies (continued)

e)   Foreign Currency Translation

         The Company's functional currency is the Canadian dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

f)   Financial Instruments

         The carrying value of cash, accounts payable, accrued liabilities and due to a related party approximates their fair value because of the short maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

g)   Concentration of Credit Risk

         Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

h)   Income Taxes

         Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

i)   Environmental Costs

         Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

j)   Stock-based Compensation

         The Company records stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". All transactions in which goods or services are provided to the Company in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. The Company does not currently have a stock option plan.

Matrix Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)


2.   Summary of Significant Accounting Policies (continued)

k)   Basic and Diluted Net Loss Per Share

         The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

l)   Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

m)   Interim Financial Statements

         These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

n)   Recent Accounting Pronouncements

         In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

Matrix Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)

2.   Summary of Significant Accounting Policies (continued)

     n)  Recent Accounting Pronouncements (continued)

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment." SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

         In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB 107 during the implementation of SFAS
         No. 123R.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". SFAS No. 153 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board
         (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 153 amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions", that was issued in 1973. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The effect of adoption of this standard did not have a material impact on the Company's results of operations or financial position.

o)   Reclassifications

         Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

Matrix Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)

3.   Mineral Properties

     Pursuant to a Mineral Property Option Agreement ("Agreement") dated April 21, 2004, as amended on December 31, 2005, the Company was granted the right to acquire a 100% undivided right, title and interest in 16 mineral claims, located in the Scadding Township, District of Sudbury, Ontario, Canada. The Company paid $7,200 to the Optionor upon the execution of the Agreement. The Company is obligated to pay $2,000 (included in accounts payable) to the Optionor upon execution of the amended Agreement dated December 31, 2005. In order to keep the Agreement in good standing the Company must incur exploration expenditures on the mineral claims of $115,000 as follows:

       (a) $5,000 by December  31, 2004  (incurred);
       (b) $10,000 by December 31, 2006; and
       (c) $100,000 by December 31, 2007.


4.   Related Party Transactions
(a) The amount of $2,058 (June 30, 2005 - $50) owing to the President of the Company is unsecured, bears interest at 10% per annum and is due on demand.
(b) The President of the Company provides management services and office premises to the Company. The services are valued at $750 per month and the office premises are valued at $250 per month. During the six-month period ended December 31, 2005, donated services of $4,500 (2004 - $4,500) and donated rent expense of $1,500 (2004 - $1,500) were charged to operations.

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this Risk Factors section and elsewhere in this annual report.

Plan of Operation

Our plan of operation for the twelve months following the date of this report is to complete the phase two and three exploration programs on the Wanapitei River property, located in Scadding Township, District of Sudbury, Ontario, as recommended by John Siriunas. We anticipate that the phase two program will cost approximately $10,000, while the phase three program will cost about $80,000. To date, we have completed the first phase of exploration on the Wanapitei River property and part of phase two.

We commenced the phase two exploration program in November 2005 and expect to complete it in April 2006. This program will take approximately two additional weeks to complete at an estimated total cost of $10,000. We will fund this exploration from a combination of our current cash on hand and from funds that our president, Lori Bolton, has agreed to lend to us. We would then commence the phase three exploration program in the summer of 2006. This phase would take two months to complete and cost approximately $80,000. We would then have our consulting geologist provide us with recommendations and a budget for a proposed phase four exploration program scheduled for spring of 2007. We will not know the details and potential costs of this program until we complete the phase two and three programs.

Subject to availability, we intend to retain Mr. John Siriunas, to oversee the proposed exploration of the Wanapitei River property given his familiarity with the property area and his involvement with the completion of the phase one program. We do not have any verbal or written agreement regarding the retention of Mr. Siriunas, though he has indicated that he will be available to provide his services. We will not have to rent or purchase any equipment for exploration. All required equipment is provided by the consulting geologist who oversees the programs.

In addition to exploration costs, we anticipate spending an additional $50,000 on administrative fees, including fees payable in connection with the filing of this registration statement, our compliance with reporting obligations and covering general administrative costs.

Total expenditures over the next 12 months are therefore expected to be $140,000. We will require additional funding in order to complete additional exploration programs on the Wanapitei River property and for administrative costs. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the second phase of the exploration program.

As well, our president, Lori Bolton, has agreed to loan up to $150,000 to us from time to time upon our request in order to fund operations. Amounts loaned will be unsecured, will bear annual simple interest of 10% and will be payable upon demand.

We believe that debt financing will not be an alternative for funding the complete exploration program. We do not have any arrangements in place for any future equity financing.

Results Of Operations For Period Ending December 31, 2005

We did not earn any revenues during the six-month period ending December 31, 2005. We incurred operating expenses in the amount of $16,393 for the six-month period ended December 31, 2005, as compared to a loss of $16,587 for the comparative period in fiscal 2005. The slight decrease in net loss in the current fiscal year is a result of a decrease in mineral property costs ($5,000 in fiscal 2005 as compared to $2,000 in fiscal 2006).

Our operating expenses were comprised of professional fees of $6,724, donated management services of $4,500, office costs of $2,562, mineral property costs of $2,000, donated rent of $1,500 and bank charges of $109.

At December 31, 2005, we had total assets of $875 consisting entirely of cash and $32,851 in liabilities consisting of accounts payable of $2,365, accrued liabilities of $28,428 and $2,058 due to one of our directors.

ITEM 3:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on December 31, 2005. This evaluation was conducted by our chief executive officer, Lori Bolton, and our principal accounting officer, Erika Kumar.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon his evaluation of our controls, our chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.  Changes in Securities

The Company did not issue any securities during the quarter ended December 31, 2005.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  March 14, 2006

Matrix Ventures, Inc.

/s/ Lori Bolton
------------------------------
Lori Bolton, President