Form 10QSB
period 2006-03-31
Matrix Ventures, Inc.
filed 2006-05-15
CIK 1305451

================================================================================

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   March 31, 2006
                                      ------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days                              [ X ] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  [   ]  Yes    [ X ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,309,000 shares of $0.001 par value common stock outstanding as of May 12, 2006.

                              MATRIX VENTURES, INC.

                         (An Exploration Stage Company)

                     UNAUDITED INTERIM FINANCIAL STATEMENTS

                                 March 31, 2006

Matrix Ventures, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

                                                                                 March 31,             June 30,
                                                                                   2006                  2005
                                                                                     $                     $
ASSETS                                                                          (unaudited)

Current Assets
   Cash                                                                               2,829                  9,330
----------------------------------------------------------------------------------------------------------------------


Total Assets                                                                          2,829                  9,330
======================================================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                                                   2,122                  1,221
   Accrued liabilities                                                               25,000                 29,642
   Due to a related party (Note 4(a))                                                 9,241                     50
----------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                    36,363                 30,913
----------------------------------------------------------------------------------------------------------------------


Commitments (Note 3)

STOCKHOLDERS' DEFICIT

Common Stock
   75,000,000 shares authorized, with a $0.001 par value, 7,309,000
   shares issued and outstanding                                                      7,309                  7,309

Additional Paid-in Capital                                                           23,841                 23,841

Donated Capital (Note 4(b))                                                          26,000                 17,000

Deficit Accumulated During the Exploration Stage                                    (90,684)               (69,733)
----------------------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                         (33,534)               (21,583)
----------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                           2,829                  9,330
======================================================================================================================








    The accompanying notes are an integral part of these financial statements

Matrix Ventures, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(unaudited)



                                                                                                                Accumulated From
                                                       Three Months                    Nine Months              February 2, 2004
                                                          Ended                           Ended                  (Inception) to
                                                        March 31,                       March 31,                   March 31,
                                                   2006            2005           2006            2005                2006
                                                    $               $               $              $                    $
Revenue                                                    -                 -             -                -             -
----------------------------------------------------------------------------------------------------------------------------

Expenses
   Donated rent (Note 5(b))                              750               750         2,250            2,250         6,500
   Donated services (Note 5(b))                        2,250             2,250         6,750            6,750        19,500
   Impairment loss on mineral property costs                                           2,000                          9,200
                                                           -                 -                              -
   Mineral exploration                                     -                 -             -            5,000         5,000
   Office                                                982               893         3,251            1,594         3,481
   Professional fees                                     576             1,928         6,700            6,814        47,003
----------------------------------------------------------------------------------------------------------------------------

Total Expenses                                         4,558             5,821        20,951           22,408        90,684
----------------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                               (4,558)           (5,821)      (20,951)         (22,408)      (90,684)
============================================================================================================================
Net Loss Per Share - Basic and Diluted                     -                 -             -                -            -
============================================================================================================================

Weighted Average Number of Shares Outstanding      7,309,000         7,309,000     7,309,000        7,309,000
============================================================================================================================











    The accompanying notes are an integral part of these financial statements

Matrix Ventures, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(unaudited)

                                                                                Nine Months          Nine Months
                                                                                   Ended                Ended
                                                                                 March 31,            March 31,
                                                                                   2006                 2005
                                                                                     $                    $
Operating Activities

   Net loss for the period                                                          (20,951)             (22,408)

   Adjustments to reconcile net loss to cash used in operating activities

     Donated services and rent                                                        9,000                9,000
     Impairment loss on mineral property costs                                        2,000                    -

   Changes in operating assets and liabilities

     Accounts payable                                                                   901                  428
     Accrued liabilities                                                             (4,642)                (107)
     Due to a related party                                                             191                    -
--------------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                               (13,501)             (13,087)
--------------------------------------------------------------------------------------------------------------------
Investing Activities

   Mineral property costs                                                            (2,000)                   -
--------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                (2,000)                   -
--------------------------------------------------------------------------------------------------------------------
Financing Activities

   Advances from a related party                                                      9,000                    -
--------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                             9,000                    -
--------------------------------------------------------------------------------------------------------------------
Decrease in Cash                                                                     (6,501)             (13,087)

Cash - Beginning of Period                                                            9,330               23,936
--------------------------------------------------------------------------------------------------------------------
Cash - End of Period                                                                  2,829               10,849
====================================================================================================================
Supplemental Disclosures
   Interest paid                                                                          -                    -
   Income taxes paid                                                                      -                    -
====================================================================================================================









    The accompanying notes are an integral part of these financial statements

Matrix Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2006
(Expressed in U.S. Dollars)
(unaudited)


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

     These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $33,534 and has incurred losses since inception resulting in an accumulated deficit of $90,684. The Company expects further losses in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.


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

        d)   Mineral Property Costs

         The Company has been in the exploration stage since its formation on February 2, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Matrix Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2006
(Expressed in U.S. Dollars)
(unaudited)


2.   Summary of Significant Accounting Policies (continued)

        e)   Long-lived Assets

         In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

        f)   Foreign Currency Translation

         The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

        g)   Financial Instruments

         The carrying values of cash, accounts payable, accrued liabilities and due to a related party approximate their fair values because of the short maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

        h)   Concentration of Credit Risk

         Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

        i)   Income Taxes

         Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

Matrix Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2006
(Expressed in U.S. Dollars)
(unaudited)


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

        l)   Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Matrix Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2006
(Expressed in U.S. Dollars)
(unaudited)

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

        o)   Reclassifications

         Certain   reclassifications  have  been  made  to  the  prior  period's financial statements to conform to the current period's presentation.


3.   Mineral Properties

     Pursuant to a Mineral Property Option Agreement ("Agreement") dated April 21, 2004, as amended on December 31, 2005, the Company was granted the right to acquire a 100% undivided right, title and interest in 16 mineral claims, located in the Scadding Township, District of Sudbury, Ontario, Canada. The Company paid $7,200 to the Optionor upon the execution of the Agreement. The Company is obligated to pay $2,000 (paid) to the Optionor upon execution of the amended Agreement dated December 31, 2005. In order to keep the Agreement in good standing the Company must incur exploration expenditures on the mineral claims of $115,000 as follows:

        (a) $5,000 by December  31, 2004  (incurred);
        (b) $10,000 by December 31, 2006; and
        (c) $100,000 by December 31, 2007.


4.   Related Party Transactions

        (a) The amount of $9,241 (June 30, 2005 - $50) owing to the President of the Company is unsecured, bears interest at 10% per annum and is due on demand.

        (b) The President of the Company provides management services and office premises to the Company. The services are valued at $750 per month and the office premises are valued at $250 per month. During the nine-month period ended March 31, 2006, donated services of $6,750 (2005 - $6,750) and donated rent expense of $2,250 (2005 - $2,250) were charged to operations.

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

Results Of Operations For Period Ending March 31, 2006

We did not earn any revenues during the nine-month period ending March 31, 2006. We incurred operating expenses in the amount of $20,951 for the nine-month period ended March 31, 2006, as compared to a loss of $22,408 for the comparative period in fiscal 2005. The slight decrease in net loss in the current fiscal year is a result of a decrease in mineral property costs ($5,000 in fiscal 2005 as compared to $2,000 in fiscal 2006).

As at March 31, 2006, we had total assets of $2,829 consisting entirely of cash and $36,363 in liabilities consisting of accounts payable of $2,122, accrued liabilities of $25,000 and $9,241 due to one of our directors. As at March 31, 2006, we had a working capital deficiency of $33,534.

ITEM 3:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on March 31, 2006. This evaluation was conducted by our chief executive officer, Lori Bolton, and our principal accounting officer, Erika Kumar.

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

Item 2.  Changes in Securities

The Company did not issue any securities during the quarter ended March 31, 2006.

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

We did not file any current reports on Form 8-K during the period.

SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  May 12, 2006

Matrix Ventures, Inc.

/s/ Lori Bolton
------------------------------
Lori Bolton, President