Form 10KSB
period 2006-06-30
Matrix Ventures, Inc.
filed 2006-09-28
CIK 1305451

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2006
                                 -------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                       Commission file number: 333-120382
                                   ----------


                              MATRIX VENTURES, INC.
                             ----------------------
                 (Name of small business issuer in its charter)



            Nevada                                      Pending
----------------------------------------   ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                             2640 Tempe Knoll Drive
                      North Vancouver. B.C., Canada V7N 4K6
                      -------------------------------------
                    (Address of principal executive offices)

                                 (604) 986-9633
                            -------------------------
                            Issuer's telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

  Title of each class                       Name of each exchange on which
  to be so registered                       each class is to be registered

       None                                          None

Securities to be registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                ----------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                Yes    X                               No
                    ---------                             ---------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

              Yes      X                               No
                  -----------                             ----------

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes       No    X
                                       -----     --------

State issuer's revenues for its most recent fiscal year:          Nil
                                                          ----------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

      $230,900 as at September 28, 2006 based on the last sale price of our common stock
 -------------------------------------------------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            7,309,000 shares of common stock as at September 28, 2006
            ---------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                               Page
ITEM 1:  DESCRIPTION OF BUSINESS..................................................................................4
ITEM 2:  DESCRIPTION OF PROPERTY.................................................................................13
ITEM 3:  LEGAL PROCEEDINGS.......................................................................................13
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................13
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................................................13
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...............................................13
ITEM 7:  FINANCIAL STATEMENTS....................................................................................15
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND   FINANCIAL DISCLOSURES.................25
ITEM 8A:  CONTROLS AND PROCEDURES............................................................................... 25
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS............................................26
ITEM 10:  EXECUTIVE COMPENSATION.................................................................................28
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................................28
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................................29
ITEM 13:  EXHIBITS AND REPORTS...................................................................................29
ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.................................................................30

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We are an exploration stage company engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We have the sole and exclusive option to acquire a 100% interest in one mineral claim known as the Wanapitei River property.

Our plan of operation is to undertake exploration programs on the Wanapitei River property in order to ascertain whether it possesses economic quantities of gold, copper, nickel and platinum-group metals. There is no assurance that a commercially viable mineral deposit exists on this property. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the Wanapitei River property is determined.

We are not a "blank check  company" as the term is defined in Regulation C, Rule
419. We do not intend to merge with or acquire another company in the foreseeable future.

Wanapitei River Property Option Agreement

On April 21, 2004, we entered into an agreement with Mr. Terry Loney, of Garson, Ontario, whereby he granted us the sole and exclusive option to acquire a 100% interest in the Wanapitei River property which is located in Scadding Township, approximately 18 miles northeast of the City of Sudbury, Ontario, Canada. The exploration expenditure deadlines were extended by an agreement dated December 31, 2005 in consideration of us paying $2,000 to Mr. Loney. The area of the property is approximately 164 hectares.

In order to acquire a 100% interest in the Wanapitei River property from Mr. Loney, we must:

o pay him $7,200 (we paid this amount to him upon the execution of the option agreement);

o incur exploration expenditures on the property of at least $115,000 as follows:

     o    at least $5,000 by December 31, 2004 (completed);
     o    at least an additional $10,000 by December 31, 2006; and
     o    at least an additional $100,000 by December 31, 2007.

We have incurred a total of $5,000 in exploration expenditures on the Wanapitei River property. If we fail to incur an additional $10,000 in exploration expenditures on the property by December 31, 2006, or an additional $100,000 by December 31, 2007, our option to acquire the 100% interest in the property will terminate and we will not own any interest in the property.

Mr. Loney holds title to the Wanapitei River claim. Our option agreement with him requires that he transfer the claim to us if we successfully exercise the option. Mr. Loney is at arm's length to us and has no relationship to us other than as the owner of the Wanapitei River property.

Description, Location and Access

The Wanapitei River property is located in Scadding Township in Sudbury Mining Division, approximately 18 miles northeast of the City of Sudbury, Ontario, Canada. The claim is approximately centered on at 46(Degree) 39' North latitude and 80(Degree) 41' West longitude. The property consists of one mining claim and is registered as claim number 3018926.

Access to the claims is via Regional Road 86 (the Falconbridge Highway or Airport Road) by following the abandoned railway right-of-way that now forms part of the Trans-Canada Trail, traveling north to the claim.

The region of the Wanapitei River property is classified as having a humid high cool temperature ecoclimate. The average mean annual temperature is 3.5(0) Celsius. The average daily temperature range in summer is from 11.8(0) to 23.1(0) Celsius, while in winter the average range is from -16.8(0) to -6.9(0) Celsius. Average annual precipitation for the area is 872 millimeters and the month-end snow cover is deepest in January and February with an average of 40 centimeters. The Wanapitei River property may be explored year round, although it is easier to conduct exploration during the spring, summer and autumn when there is no snow accumulation on the property surface.

The dominant land cover is mixed wood forest of sugar maple, yellow birch, poplar, eastern hemlock and eastern white pine. Wetter sites support red maple, black ash, white spruce, tamarack and eastern white cedar.

Infrastructure and Condition of the Property

The property is free of mineral workings as only initial sampling has been conducted on the Wanapitei River property. There is no equipment or other infrastructure facilities located on the property. There is no power source located on the property. We will need to use portable generators if we require a power source for exploration of the property.

Rock Formation and Mineralization

The Wanapitei property area is underlain by rocks of the Huronian Supergroup. The Huronian Supergroup is a belt of rocks that is 320 kilometers long and 64 kilometers wide that is located in the vicinity of Lake Huron's north shore. They consist of sedimentary rocks, which are rocks formed by the deposit of layers of materials laid down by rivers and streams. In the southwestern part of the Wanapitei River property, these Huronian sediments are predominantly represented by arkoses and quartzites. Arkoses are course sandstone rocks while quartzites are formed through the transformation of sandstone resulting from volcanic heat and pressure. Gold anomalies are often found in areas with arkose and quartzite. Wackes, soft dark-colored rocks or clay, and limestones are present in the remainder of the property area.

Exploration History

Occurrences of gold in the area of the property have been reported since the late 1800's. However, the only recorded work over the current area of the Wanapitei River property is an airborne geophysical survey that the Canadian Nickel Company Ltd. conducted in 1981. Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured. The survey on the Wanapitei River property did not result in the discovery of any significant anomalies that would indicate the potential presence of mineralization.

Falconbridge Limited and Inco Limited conducted undocumented exploration work over the property. The results of this work are not in the public domain.

Geological Assessment Report:   Wanapitei River Property

We retained Mr. John M. Siriunas, a professional engineer from Milton Ontario, to conduct an independent review of the Wanapitei River property. He has concluded that additional exploration is recommended on the property to determine whether or not it has the potential to host an economic mineral deposit. He recommends a three phase exploration program to evaluate the Wanapitei River property.

Phase one consisted of prospecting the area to establish the preferred orientation of the grid emplacement. Grid emplacement involves dividing a portion of the property being explored into small sections. Results from exploration are recorded according to the area of the grid that was explored.

Based on the results of the phase one exploration, several target zones on the property were identified for phase two exploration.

Phase two involved trenching of the target zones to supply critical information at an early stage of exploration. Trenching involved removing surface soil using a backhoe or bulldozer. Samples were then taken from the bedrock below and are being analysed for mineral content.

Phase three consists of line cutting, magnetic and VLF-EM surveys, geological mapping and geochemical analysis.

Line cutting involves removing bush from the property in order to produce straight clearings. This provides grid boundaries for exploration work.

A magnetic survey is used to measure the strength of the earth's magnetic field. Variations in the magnetic readings on the property may indicate the increased likelihood of precious or base minerals in the area.

VLF-EM surveys consist of two separate surveys: the very low frequency (VLF) survey and the electromagnetic survey. Very low frequency surveys use radio waves to determine whether rocks on a mineral property conduct electricity. Electromagnetic surveys use electricity and magnets to determine conductivity. Almost all of the precious and base metals that the Company seeks are above average conductors of electricity and will affect the VLF and electromagnetic readings.

Geological mapping involves plotting previous exploration data relating to the Wanapitei River Property on a map in order to determine the best property locations to conduct subsequent exploration work.

Geochemical analysis consists of a geologist and his assistant gathering grab samples with the most potential to host economically significant mineralization based on their observation of any surface rocks. All samples gathered are sent to a laboratory where they are crushed and analysed for metal content.

Proposed Budget

Phase I   Prospecting     -Field Work and analysis                    $  5,000


Total Phase I Costs                                                   $  5,000

Phase II  Trenching       -Equipment                                 $   4,500
                          -supervision, fieldwork, analysis          $   5,500


Total Phase II Costs                                                   $10,000


Phase III Linecutting                                                 $  5,200

          Geophysics      -Magnetics, VLF-EM                          $  3,000
                          -consulting and interpretation              $  2,800

          Geology         -Mapping, analysis, interpretation           $38,000

          Geochemistry    -Sampling, analysis, interpretation          $26,000

          Bonding and reclamation costs                               $  5,000


Total Phase III Costs                                                  $80,000

                               Total Program Costs                     $95,000
                               -------------------                     -------

We will make a decision whether to proceed with each successive phase of the exploration program upon completion of the previous phase and upon our analysis of the results that program. At the completion of each phase, the consulting geologist who conducts the program will review the results of exploration with our directors. Based upon this review, the directors will then determine whether to proceed with the next phase of exploration. In making their decision, the directors will heavily rely upon the advice of the consulting geologist. If no further exploration is recommended on the Wanapitei River property after the completion of any phase, we will likely allow the option respecting the property to lapse. If this occurs, we will not own any interest in the property.

Following completion of the phase three exploration program, provided that further exploration is recommended by our consulting geologist, we will ensure that we complete at least an additional $20,000 in exploration expenditures on the Wanapitei River property by December 31, 2007 in order to meet our obligations under our property option agreement with Terry Loney. These exploration expenditures will form part of a phase four program on the Wanapitei River property to be recommended by our consulting geologist following completion of the phase three exploration program and a review of the results.

If our interest in the Wanapitei River property lapses, we will attempt to raise additional funds in order to acquire an interest in an alternative mineral property that has the potential to contain economic mineralization. Such property may or not be in the area of the Wanapitei River property. We do not currently have any confirmed source of financing or specific mineral properties in mind if this occurs. We would likely contact property owners or geologists who are involved in the mineral exploration business in order to identify potential properties for acquisition.

Our president, Lori Bolton, has agreed to lend us funds in order to complete this exploration phase, as well as future expenses. She has agreed to loan up to $150,000 to us from time to time upon our request in order to fund operations. Amounts loaned will be unsecured, will bear simple interest of 10% per annum and will be payable upon demand.

We will require additional funding in order to complete the phase three exploration program on the Wanapitei River property. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or through director loans.

Compliance with Government Regulation

We will be required to conduct all mineral exploration activities in accordance with the Mining Act of Ontario. While we do not require any authorization to proceed with the initial two phases of the recommended exploration program, we will be required to obtain work permits from the Ontario Ministry of Northern Development and Mines for the Phase III drilling program and any subsequent exploration work that results in a physical disturbance to the land if the program calls for the disturbance of more than 10,000 square meters of the property surface, or such areas that would total that amount when combined. A work permit is also required for the erection of structures on the property. There is no charge to obtain a work permit under the Mining Act.

When our exploration program proceeds to the drilling stage we may be required to post small bonds if the rights of a private land owner may be affected. We anticipate that the cost of a bond for the phase three drilling program would not exceed $5,000.

We may also be required to file statements of work with the Ministry of Northern Development and Mines. Such statements would be filed following the completion of the exploration and would cost approximately $500. The filing of statements of work would not have any impact on the timing or completion of our exploration program. We will also be required to undertake remediation work on any exploration that results in physical disturbance to the land. The cost of remediation work will vary according to the degree of physical disturbance.

We did not incur any regulatory compliance costs in the first two phases of proposed exploration. We have budgeted for regulatory compliance costs in the proposed phase three exploration program. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended exploration programs. Because there is presently no information on the size, tenor, or quality of any minerals or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

An environmental review is not required under the Environmental Assessment Act to proceed with the recommended exploration program on our mineral claims.

Employees

We have no employees as of the date of this annual report other than our two directors.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUT BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete all intended exploration of the Wanapitei River property, and therefore we will need to obtain additional financing in order to complete our business plan. As of June 30, 2006, we had cash in the amount of $5,317. In order to exercise our option to acquire the Wanapitei River property, we need to incur $10,000 in exploration expenditures by December 31, 2006 and an additional $100,000 in expenditures by December 31, 2007. We will need additional funds in order to exercise the option respecting the Wanapitei River property.

We will also require additional financing in order to determine whether the property contains economic mineralization. Even if we complete the currently recommended exploration programs on the Wanapitei River property and they are successful, we will need to spend substantial additional funds on further drilling before we will ever know if there is a commercially viable mineral deposit on the property. We will also require additional financing if the costs of the exploration of the Wanapitei River property are greater than anticipated.

As well, we will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing. Obtaining additional financing would be subject to a number of factors, including the market price for metals, investor acceptance of our property and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. As well, our president, Lori Bolton, has agreed to loan up to $150,000 to us from time to time upon our request in order to fund operations. Amounts loaned will be unsecured, will bear simple interest of 10% per annum and will be payable upon demand.

The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the Wanapitei River property to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

BECAUSE WE HAVE ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

Because we have only recently commenced exploration on the Wanapitei River property, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on February 2, 2004 and to date have been involved primarily in organizational activities, securing the option to acquire the mineral exploration rights to the Wanapitei River property and conducting preliminary exploration work. We have not earned any revenues as of the date of this annual report.

Potential investors should be aware that new mineral exploration companies typically incur losses without realizing any revenue for many years. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to
exploration,   and  additional  costs  and  expenses  that  may  exceed  current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Wanapitei River property and the production of minerals from the claims, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE MANAGEMENT HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

None of our directors has any technical training in the field of geology and specifically in the areas of exploring for, starting and operating a mine. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. Their decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position. We do not have a liability insurance policy respecting these risks.

EVEN IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON THE WANAPITEI RIVER PROPERTY, WE MAY NOT BE ABLE TO SUCCESSFULLY COMMENCE COMMERCIAL PRODUCTION.

The Wanapitei River property does not contain any known bodies of mineralization. If our exploration programs are successful in establishing copper of commercial tonnage and grade, we will require additional funds in order to place the property into commercial production. At this time, we cannot assure investors that we will be able to obtain such financing.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED.

The Independent Auditors' Report to our audited financial statements for the periods ended June 30, 2006 and 2005 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose their investments.

IF WE DO NOT INCUR AN ADDITIONAL $100,000 IN EXPLORATION EXPENDITURES ON THE WANAPITEI RIVER PROPERTY, WE WILL NOT ACQUIRE ANY INTEREST IN THE PROPERTY AND OUR BUSINESS WILL FAIL.

In order to exercise the option relating to the Wanapitei River property, we are obligated to incur exploration expenditures of $10,000 by December 31, 2006 and an additional $100,000 by December 31, 2007. We will require additional capital to fund the continued exploration and exercise the option. If we do not meet the exploration expenditures required by the option agreement, we will not obtain any interest in the Wanapitei River property.

BECAUSE WE CANNOT HOLD TITLE TO THE WANAPITEI RIVER PROPERTY UNTIL WE ARE REGISTERED AS A CORPORATION IN ONTARIO, WE MAY INCUR SIGNIFICANT LEGAL EXPENSES IN ENFORCING OUR INTEREST IN THE CLAIMS.

Before we can hold title to the Wanapitei River property in our name, we must register as an extra-provincial corporation in Ontario. We intend to complete this registration process following completion of the third phase of recommended exploration on the property.

In the meantime, if Terry Loney, the current registered holder of the claims, who holds them in trust for us, becomes bankrupt or transfers the claims to a third party, we may incur significant legal expenses in enforcing our interest in the claims in Ontario courts.

IF WE BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES, OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

There are several governmental regulations that materially restrict mineral property exploration and development. Under Ontario mining law, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws do will not affect our current exploration plans, if we proceed to commence drilling operations on the Wanapitei River property, we will incur modest regulatory compliance costs.

In addition, the legal and regulatory environment that pertains to the exploration of ore is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for ore deposits. The growth of demand for ore may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BECAUSE OUR DIRECTORS OWN 68.4% OF OUR OUTSTANDING COMMON STOCK, THEY WILL HAVE SIGNIFICANT INFLUENCE OVER CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS.

Our directors own approximately 68.4% of the outstanding shares of our common stock. Accordingly, they will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Although our directors have a fiduciary duty to act in the best interests of the corporation and shareholders in making corporate decisions, they may vote their shares as they wish in respect of any shareholder resolution.

BECAUSE OUR PRESIDENT HAS OTHER BUSINESS INTERESTS, SHE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Ms. Lori Bolton, and our secretary/treasurer, Ms. Erika Kumar, only respectively spend approximately 30% (or 12 hours per week) and 10% (four hours per week) of their business time providing their services to us. While Ms. Bolton and Ms. Kumar presently possesses adequate time to attend to our interests, it is possible that the demands on them from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business.

OUR COMMON STOCK CONSTITUTES PENNY STOCK WHICH LIMITS AN INVESTOR'S ABILITY TO SELL THE STOCK.

Our issued common stock constitutes penny stock under the Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, thus limiting investment liquidity. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this annual report.

ITEM 2:  DESCRIPTION OF PROPERTY

We have the sole and exclusive option to acquire a 100% interest in the mineral claim known as the Wanapitei River property. We do not own or lease an interest in any other property.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us. Our address for service of process in Nevada is 1802 N Carson Street, Suite 212, Carson City, Nevada, 89701

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol MXVI. However, no trades of our shares of common stock have occurred through the facilities of the OTC Bulletin Board to the date of this annual report.

We have 34 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

     1. we would not be able to pay our debts as they become due in the usual course of business; or

     2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

To date, we have completed the first phase of exploration on the Wanapitei River property.
Our plan of operation for the twelve months following the date of this annual report is to complete the phase two and three exploration program on the Wanapitei River property recommended by John Siriunas. We anticipate that the phase two and three programs will cost about $10,000 and $80,000 respectively.

We will then have our consulting geologist provide us with recommendations and a budget for a proposed phase four exploration program. We will not know the details and potential costs of this program until we complete the phase two and three programs.

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

In addition to exploration costs, we anticipate spending an additional $20,000 on administrative fees, including fees payable in connection with the filing of this annual report, our compliance with reporting obligations and covering general administrative costs.

Total expenditures over the next 12 months are therefore expected to be $110,000. We will require additional funding in order to complete additional exploration programs on the Wanapitei River property and for administrative costs. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the second phase of the exploration program.

As well, our president, Lori Bolton, has agreed to loan up to $150,000 to us from time to time upon our request in order to fund operations. Amounts loaned will be unsecured, will bear simple interest of 10% per annum and will be payable upon demand.

We believe that debt financing will not be an alternative for funding the complete exploration program. We do not have any arrangements in place for any future equity financing.

Results Of Operations For The Period From Inception Through June 30, 2006

We did not earn any revenues from our incorporation on February 2, 2004 to June 30, 2006. We do not anticipate earning revenues until such time as we have entered into commercial production on the Wanapitei River property. We have recently commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $96,797 for the period from our inception on February 2, 2004 to June 30, 2006. These operating expenses were comprised of professional fees of $48,416, mineral property costs of $14,200, management services donated by our president, Ms. Lori Bolton, recorded at $21,750, rent costs donated by Ms. Bolton recorded at $7,250, and general and administration expenses of $5,181. The recorded amounts for donated rent and donated services recorded were charged to operations, but will not be paid. The balance of our operating expenses was paid from cash on hand.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS




                              MATRIX VENTURES, INC.

                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                                  June 30, 2006

MANNINNG  ELLIOTT                           11th floor, 1050 West Pender Street,
                                            Vancouver, BC,Canada V6E 3S7

CHARTERED ACCOUNTANTS                       Phone: 604.714.3600 Fax:604.714.3669
                                            Web: manningelliott.com





             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Matrix Ventures, Inc. (An Exploration Stage Company) We have audited the accompanying balance sheets of Matrix Ventures, Inc. (An Exploration Stage Company) as of June 30, 2006 and 2005 and the related statements of operations, cash flows and stockholders' deficit for the years then ended and for the period from February 2, 2004 (Date of Inception) to June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Matrix Ventures, Inc. (An Exploration Stage Company), as of June 30, 2006 and 2005 and the related statements of operations and cash flows for the years then ended and for the period from February 2, 2004 (Date of Inception) to June 30, 2006, in conformity with generally accepted accounting principles used in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the early exploration stage, has not generated revenues, and has accumulated operating losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

August 24, 2006

Matrix Ventures, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

                                                                                 June 30,              June 30,
                                                                                   2006                  2005
                                                                                     $                     $
ASSETS

Current Assets
   Cash                                                                                5,317                9,330
----------------------------------------------------------------------------------------------------------------------

Total Assets                                                                           5,317                9,330
======================================================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                                                    1,764                1,221
   Accrued liabilities                                                                24,500               29,642
   Due to a related party (Note 4(a))                                                 15,700                   50
----------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                     41,964               30,913
----------------------------------------------------------------------------------------------------------------------


Commitments (Notes 1 and 3)

STOCKHOLDERS' DEFICIT

Common Stock
   75,000,000 shares authorized, with a $0.001 par value, 7,309,000
   shares issued and outstanding                                                       7,309                7,309

Additional Paid-in Capital                                                            23,841               23,841

Donated Capital (Note 4(b))                                                           29,000               17,000

Deficit Accumulated During the Exploration Stage                                    (96,797)             (69,733)
----------------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                         (36,647)             (21,583)
----------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                            5,317                9,330
======================================================================================================================


   The accompanying notes are an integral part of these financial statements

Matrix Ventures, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)


                                                                                                    Accumulated From
                                                              Year                     Year         February 2, 2004
                                                              ended                    ended          (Inception) to
                                                             June 30,                 June 30,           June 30,
                                                              2006                     2005               2006
                                                                $                        $                   $
Revenue
                                                                  -                        -                 -
---------------------------------------------------------------------------------------------------------------------

Expenses
   Donated rent (Note 4(b))                                   3,000                     3,000            7,250
   Donated services (Note 4(b))                               9,000                     9,000           21,750
   General and administration                                 4,951                     1,613            5,181
   Impairment loss on mineral property costs (Note 3)         2,000                         -            9,200
   Mineral property costs                                         -                     5,000            5,000
   Professional fees                                          8,113                     9,956           48,416
---------------------------------------------------------------------------------------------------------------------

Total Expenses                                               27,064                    28,569           96,797
---------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                                     (27,064)                  (28,569)         (96,797)
=====================================================================================================================

Basic and Diluted Loss Per Share                                  -                         -
=====================================================================================================================

Weighted Average Number of Shares Outstanding             7,309,000                 7,309,000
=====================================================================================================================

    The accompanying notes are an integral part of these financial statements

Matrix Ventures, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)


                                                                                   Year                 Year
                                                                                   Ended                Ended
                                                                                 June 30,             June 30,
                                                                                   2006                 2005
                                                                                     $                    $
Operating Activities

   Net loss for the year                                                         (27,064)             (28,569)

   Adjustments to reconcile net loss to cash used in operating activities

     Donated services and rent                                                    12,000              12,000
     Impairment loss on mineral property costs                                     2,000                   -

   Changes in operating assets and liabilities

     Accounts payable                                                                543                 856
     Accrued liabilities                                                          (5,142)              1,107
     Due to a related party                                                          650                   -
--------------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                            (17,013)            (14,606)
--------------------------------------------------------------------------------------------------------------------
Investing Activities

   Mineral property costs                                                         (2,000)                  -
--------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                             (2,000)                  -
--------------------------------------------------------------------------------------------------------------------
Financing Activities

   Advances from a related party
                                                                                   15,000                  -
--------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                          15,000                  -
--------------------------------------------------------------------------------------------------------------------
Decrease in Cash                                                                   (4,013)           (14,606)

Cash - Beginning of Year                                                            9,330             23,936
--------------------------------------------------------------------------------------------------------------------
Cash - End of Year                                                                  5,317              9,330
====================================================================================================================


Supplemental Disclosures
   Interest paid                                                                        -                  -
   Income taxes paid                                                                    -                  -
====================================================================================================================


    The accompanying notes are an integral part of these financial statements

Matrix Ventures, Inc.
(An Exploration Stage Company)
Statement of Stockholders' Deficit
(Expressed in U.S. Dollars)


                                                                                              Deficit
                                                                                            Accumulated
                                                                    Additional               During the
                                                 Common Shares        Paid-in     Donated   Exploration
                                               Number    Par Value    Capital     Capital      Stage       Total
                                                 #           $           $           $           $           $
Balance, February 2, 2004 (Date of
Inception)                                             -        -         -            -             -           -
Common stock issued for cash
 - March 23, 2004 at $0.001                    5,000,000    5,000         -            -             -       5,000
 - April 2-30, 2004 at $0.01                   2,275,000    2,275     20,475           -             -      22,750
 - April 30, 2004 at $0.10                        34,000       34      3,366           -             -       3,400
Donated services and rent                              -        -          -       5,000             -       5,000
Net loss for the period                                -        -          -           -       (41,164)    (41,164)
--------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2004                         7,309,000    7,309     23,841       5,000       (41,164)     (5,014)
Donated services and rent                              -        -          -      12,000             -      12,000
Net loss for the year                                  -        -          -           -       (28,569)    (28,569)
--------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2005                         7,309,000    7,309     23,841      17,000       (69,733)    (21,583)
Donated services and rent                              -        -          -      12,000             -      12,000
Net loss for the year                                  -        -          -           -       (27,064)    (27,064)
--------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2006                         7,309,000    7,309     23,841      29,000       (96,797)    (36,647)
====================================================================================================================

   The accompanying notes are an integral part of these financial statements

Matrix Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2006 and 2005
(Expressed in U.S. Dollars)


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


     These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $36,647 and has incurred losses since inception resulting in an accumulated deficit of $96,797. The Company expects further losses in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

     The Company filed an amended SB-2 Registration Statement ("SB-2") to register 2,309,000 shares of common stock for resale by existing shareholders of the Company with the United States Securities and Exchange Commission. The amended SB-2 was declared effective on January 30, 2006. The Company did not receive any proceeds on the resale of shares of common stock by existing shareholders.


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

Matrix Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2006 and 2005
(Expressed in U.S. Dollars)

2.       Summary of Significant Accounting Policies (continued)

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

Matrix Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2006 and 2005
(Expressed in U.S. Dollars)


2.       Summary of Significant Accounting Policies (continued)

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

l)       Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

m)       Recent Accounting Pronouncements

         In February, 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments" and in March 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets", but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company's operations and financial position have not been disclosed.

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

Matrix Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2006 and 2005
(Expressed in U.S. Dollars)

2.       Summary of Significant Accounting Policies (continued)

     m)  Recent Accounting Pronouncements (continued)

         In June 2006, the FASB issued FASB Interpretation Number 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation is effective for fiscal years beginning after December 15, 2006. The company is currently assessing the effect of this Interpretation on its financial statements.

n)       Reclassifications

         Certain   reclassifications  have  been  made  to  the  prior  period's financial statements to conform to the current period's presentation.


3.       Mineral Properties

         Pursuant to a Mineral Property Option Agreement ("Agreement") dated April 21, 2004, as amended on December 31, 2005, the Company was granted the right to acquire a 100% undivided right, title and interest in 16 mineral claims, located in the Scadding Township, District of Sudbury, Ontario, Canada. The Company paid $7,200 to the Optionor upon the execution of the Agreement. The Company is obligated to pay $2,000
         (paid) to the Optionor upon execution of the amended Agreement dated December 31, 2005. In order to keep the Agreement in good standing, the Company must incur exploration expenditures on the mineral claims of $115,000 as follows:

          (a)      $5,000 by December 31, 2004 (incurred);
          (b)      $10,000 by December 31, 2006; and
          (c)      $100,000 by December 31, 2007.

         As at June 30, 2006, the Company has incurred $5,000 of mineral exploration expenditures in relation to the Agreement.


4.       Related Party Transactions

     (a) For the year ended June 30, 2006, the Company owed $15,700 (2005 - $50) to the President of the Company for a cash advance of $15,000 and payment of operating expenditures of $700. The cash advance and payment of operating expenditures are unsecured, bears interest at 10% per annum, and are due on demand.

     (b) The President of the Company provides management services and office premises to the Company. The services are valued at $750 per month and the office premises are valued at $250 per month. During the year ended June 30, 2006, donated services of $9,000 (2005 - $9,000) and donated rent expense of $3,000 (2005 - $3,000) were charged to operations.

5.       Income Taxes

         Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. As at June 30, 2006 the Company has incurred cumulative net operating losses of $66,000, which expires commencing in 2024. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

         For the years ended June 30, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $4,760 and $5,810, respectively. The components of the net deferred tax asset at June 30, 2006 and 2005, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

                                                    2006               2005
                                                     $                  $

Cumulative net operating losses                   66,000             52,400

Statutory Tax Rate                                 35%                35%

Effective Tax Rate                                  -                  -

Deferred Tax Asset                                23,100             18,340

Valuation Allowance                              (23,100)           (18,340)
--------------------------------------------------------------------------------
Net Deferred Tax Asset                              -                  -
================================================================================

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2006 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

                                    PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officer and director and his respective age as of the date of this annual report is as follows:

Directors:

Name of Director                    Age

Lori Bolton                         38
Erika Kumar                         29

Executive Officers:

Name of Officer                     Age             Office
---------------------              -----            -------
Lori Bolton                         38              President, CEO
                                                    and Director

Erika Kumar                         29              Secretary, Treasurer,
                                                    Chief accounting officer,
                                                    principal financial officer
                                                    and Director

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Ms. Lori Bolton has acted as our president, chief executive officer and as a director since our incorporation. Ms. Bolton is a graduate of Capilano College where she earned her legal secretary certificate in August of 1987. From August 1987 to January 2001, Mrs. Bolton was employed as a legal secretary with Ardagh Hunter Turner, a North Vancouver based law firm involved in residential real estate practice. From January 2001 to present, she has taken a leave of absence to raise her son.

Ms. Bolton does not have any professional training or technical credentials in the exploration, development or operation of mines.

Ms.Bolton intends to devote 30% of her business time to our affairs.

Ms. Erika Kumar has acted as our secretary, treasurer, chief accounting officer, prinicipal financial officer and as a director since our incorporation. Ms. Kumar is a graduate of Simon Fraser University where she earned her Bachelor of Arts degree, majoring in communication in June 2003. From May 2004 to present, Ms. Kumar has been employed as an administrative assistant with Adbusters Media Foundation, a non-profit magazine publisher and advocacy group, where she deals predominantly with client communications and assists with book ordering, copyright, and research.

Ms. Kumar does not have any professional training or technical credentials in the exploration, development or operation of mines.

Ms. Kumar intends to devote approximately 10% of her business time to our affairs.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by the board of directors and will hold office until removed by the board.

Significant Employees

We have no significant employees other than the officers and directors described above.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended June 30, 2006 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                                 Number       Transactions   Known Failures
                                 Of  late     Not Timely     To File a
Name and principal position      Reports      Reported       Required Form
-----------------------------    -----------  -------------  ------------------
Lori Bolton                          0              0                0
(President CEO and director)

Erika Kumar                          0              0                0
(Secretary and director)


ITEM 10:  EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal periods ended June 30, 2005 and June 30, 2006.


                               Annual Compensation

                                  Other  Restricted  Options/  LTIP     Other
                                         Stock  *    SARs       payouts Comp
Name     Title  Year Salary Bonus Comp.  Awarded     (#)         ($)
--------------------------------------------------------------------------------
Lori     Pres., 2006   $0     0     0        0         0          0        0
Bolton   CEO &  2005   $0     0     0        0         0          0        0
         Dir.

Erika    Sec.,  2006   $0     0     0        0         0          0        0
Kumar    & Dir. 2006   $0     0     0        0         0          0        0


Stock Option Grants

We have not granted any stock options to the executive officer since our inception.

Consulting Agreements

We do not have any employment or consulting agreement with Lori Bolton or Erika Kumar, our directors and officers.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report, and by the officer and director, individually and as a group. Except as otherwise indicated, all shares are owned directly.

                                                    Amount of
Title of          Name and address                  beneficial       Percent
Class             of beneficial owner               ownership        of class
--------------------------------------------------------------------------------

Common            Lori Bolton                        2,500,000        34.20%
Stock             President, Chief
                  Executive Officer
                  And Director
                  2640 Tempe Knoll Drive
                  North Vancouver, B.C.
                  Canada




Common            Erika Kumar                       2,500,000        34.20%
Stock             Secretary, Treasurer,
                  chief accounting officer,
                  principal financial officer
                  and Director
                  1344 Coleman Street
                  North Vancouver, B.C.
                  Canada

Common            All Officers and Directors        5,000,000        68.40%
Stock             as a Group that consists of                        shares
                  two people

The percent of class is based on 7,309,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our president, Ms. Lori Bolton, provided us with a cash advance of $50 in order to facilitate the opening of our corporate bank account. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

Ms. Bolton provides management services and office premises to us free of charge. The services are valued at $750 per month and the office premises are valued at $250 per month. During the fiscal year ended June 30, 2006, Ms. Bolton loaned $15,000 to us and paid $700 of our operating expenditures. Both payments are unsecured, bear interest at 10% per annum and are due on demand.

Otherwise, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  *  Any of our directors or officers;
  *  Any person proposed as a nominee for election as a director;
  * Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  *  Our sole promoter, Lori Bolton.
  * Any relative or spouse of any of the foregoing persons who has the same house as such person.


ITEM 13:  EXHIBITS AND REPORTS

Exhibits

Exhibit
Number            Description

  3.1 *           Articles of Incorporation
  3.2 *           Bylaws
 10.1*            Mineral Property Purchase Agreement dated May 14, 2005
 31.1             Certification pursuant to Rule 13a-14(a) under the Securities
                  Exchange Act of 1934
 31.2             Certification pursuant to Rule 13a-14(a) under the Securities
                  Exchange Act of 1934
 32.1             Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2             Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of  2002
 99.1*            Claims location map


*  filed as an exhibit to our registration statement on Form SB-2, as amended

Reports on Form 8-K

We did not file any reports on Form 8-K during the last fiscal quarter of 2006.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Manning Elliott, Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

                          Period from February 2,          Fiscal year ended
                          2004 to June 30, 2005             June 30, 2006

Audit fees                        o                                 o
Audit-related fees               Nil                               Nil
Tax fees                         Nil                               Nil
All other fees                   Nil                               Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Matrix Ventures, Inc.


By          /s/ Lori Bolton
            -------------------------
            Lori Bolton
            President, CEO & Director
            Date: September 28, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By          /s/ Erika Kumar
            --------------------------------------
            Erika Kumar
            Secretary, Treasurer, Director and CFO
            Date: September 28, 2006