Form 10QSB
period 2006-09-30
Matrix Ventures, Inc.
filed 2006-11-13
CIK 1305451

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   September 30, 2006
                                      -------------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,309,000 shares of $0.001 par value common stock outstanding as of November 10, 2006.

                              MATRIX VENTURES, INC.

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                               September 30, 2006

                                   (Unaudited)

Matrix Ventures, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

                                                                               September 30,           June 30,
                                                                                   2006                  2006
                                                                                     $                     $
ASSETS

Current Assets
   Cash                                                                                3,873                5,317
----------------------------------------------------------------------------------------------------------------------
Total Assets                                                                           3,873                5,317
======================================================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                                                    1,035                1,764
   Accrued liabilities                                                                28,500               24,500
   Due to a related party (Note 4(a))                                                 16,077               15,700
----------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                     45,612               41,964
----------------------------------------------------------------------------------------------------------------------


Commitments (Notes 1 and 3)

STOCKHOLDERS' DEFICIT

Common Stock
   75,000,000 shares authorized, with a $0.001 par value, 7,309,000
   shares issued and outstanding                                                       7,309                7,309

Additional Paid-in Capital                                                            23,841               23,841

Donated Capital (Note 4(b))                                                           32,000               29,000

Deficit Accumulated During the Exploration Stage                                   (104,889)             (96,797)
----------------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                         (41,739)             (36,647)
----------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                            3,873                5,317
======================================================================================================================


    The accompanying notes are an integral part of these financial statements

Matrix Ventures, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

                                                                                                        Accumulated From
                                                                Three months        Three months        February 2, 2004
                                                                    ended               ended            (Inception) to
                                                                September 30,       September 30,        September 30,
                                                                    2006                2005                  2006
                                                                      $                   $                    $

Revenue                                                                      -                   -                    -
----------------------------------------------------------------------------------------------------------------------------

Expenses
   Donated rent (Note 4(b))                                                 750               750              8,000
   Donated services (Note 4(b))                                           2,250             2,250             24,000
   General and administration                                               422             1,007              5,603
   Impairment loss on mineral property costs (Note 3)                         -                 -              9,200
   Mineral property costs                                                     -                 -              5,000
   Professional fees                                                      4,670              3,532            53,086
----------------------------------------------------------------------------------------------------------------------------
Total Expenses                                                           8,092              7,539            104,889
----------------------------------------------------------------------------------------------------------------------------
Net Loss for the Period                                                ( 8,092)           ( 7,539)          (104,889)
============================================================================================================================
Basic and Diluted Loss Per Share                                             -                  -
============================================================================================================================
Weighted Average Number of Shares Outstanding                        7,309,000          7,309,000
============================================================================================================================

 The accompanying notes are an integral part of these financial statements

Matrix Ventures, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

                                                                               Three months         Three months
                                                                                   ended                ended
                                                                               September 30,        September 30,
                                                                                   2006                 2005
                                                                                     $                    $
Operating Activities

   Net loss for the period                                                       (8,092)               (7,359)
   Adjustments to reconcile net loss to cash used in operating activities
     Donated services and rent                                                    3,000                 3,000
   Changes in operating assets and liabilities
     Accounts payable                                                              (729)                 (856)
     Accrued liabilities                                                          4,000                   986
     Due to a related party                                                         377                     -
--------------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                            (1,444)               (4,409)
--------------------------------------------------------------------------------------------------------------------

Decrease in Cash                                                                 (1,444)               (4,409)

Cash - Beginning of Period                                                        5,317                 9,330
--------------------------------------------------------------------------------------------------------------------
Cash - End of Period                                                              3,873                 4,921
====================================================================================================================

Supplemental Disclosures
   Interest paid                                                                      -                     -
   Income taxes paid                                                                  -                     -
--------------------------------------------------------------------------------------------------------------------


    The accompanying notes are an integral part of these financial statements

Matrix Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2006
(Expressed in U.S. Dollars)
(Unaudited)


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


     These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $41,739 and has incurred losses since inception resulting in an accumulated deficit of $104,889. The Company expects further losses in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.


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

Matrix Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2006
(Expressed in U.S. Dollars)
(Unaudited)


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

Matrix Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2006
(Expressed in U.S. Dollars)
(Unaudited)


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

l)       Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Matrix Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2006
(Expressed in U.S. Dollars)
(Unaudited)


2.       Summary of Significant Accounting Policies (continued)

n)       Reclassifications

         Certain   reclassifications  have  been  made  to  the  prior  period's financial statements to conform to the current period's presentation.

     o)  Interim Financial Statements

         The interim financial statements as at September 30, 2006 and for the three month period then ended have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period

3.       Mineral Properties

         Pursuant to a Mineral Property Option Agreement ("Agreement") dated April 21, 2004, as amended on December 31, 2005, the Company was granted the right to acquire a 100% undivided right, title and interest in 16 mineral claims, located in the Scadding Township, District of Sudbury, Ontario, Canada. The Company paid $7,200 to the Optionor upon the execution of the Agreement. The Company is obligated to pay $2,000
         (paid) to the Optionor upon execution of the amended Agreement dated December 31, 2005. In order to keep the Agreement in good standing, the Company must incur exploration expenditures on the mineral claims of $115,000 as follows:

         (a)      $5,000 by December 31, 2004 (incurred);
         (b)      $10,000 by December 31, 2006; and
         (c)      $100,000 by December 31, 2007.

         As at September 30, 2006, the Company has incurred $5,000 of mineral exploration expenditures in relation to the Agreement.

4.       Related Party Transactions

(a)      As at  September  30, 2006,  the Company owed $16,077  (June 30,
         2006 - $15,700) to the President of the Company for a cash advance of $15,000 and accrued interest owing and payment of operating expenditures of $1,077. The cash advance and payment of operating expenditures are unsecured, bears interest at 10% per annum, and are due on demand.

(b) The President of the Company provides management services and office premises to the Company. The services are valued at $750 per month and the office premises are valued at $250 per month. During the three months ended September 30, 2006, donated services of $2,250 (2005
         - $2,250) and donated rent expense of $750 (2005 - $750) were charged to operations.

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

Results Of Operations For Period Ending September 30, 2006

We did not earn any revenues during the three-month period ending September 30, 2006. We incurred operating expenses in the amount of $8,092 for the three-month period ended September 30, 2006, as compared to a loss of $7,539 for the comparative period in fiscal 2005. The slight increase in net loss in the current fiscal year is primarily a result of an increase in professional fees ($3,532 in fiscal 2005 as compared to $4,670 in fiscal 2006).

As at September 30, 2006, we had total assets of $3,873 consisting entirely of cash and $45,612 in liabilities consisting of accounts payable of $1,035, accrued liabilities of $28,500 and $16,077 due to one of our directors. As at September 30, 2006, we had a working capital deficiency of $41,739.

ITEM 3:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on September 30, 2006. This evaluation was conducted by our chief executive officer, Lori Bolton, and our principal accounting officer, Erika Kumar.

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

Item 2.  Changes in Securities

The Company did not issue any securities during the quarter ended September 30, 2006.

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

DATED:  November 10, 2006

Matrix Ventures, Inc.

/s/ Lori Bolton
------------------------------
Lori Bolton, President