Form 10QSB
period 2006-12-31
Matrix Ventures, Inc.
filed 2007-02-08
CIK 1305451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  333-120382

MATRIX VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2640 Tempe Knoll Drive, North Vancouver, British Columbia Canada V7N 4K6
(Address of principal executive offices)

604.986.9633
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  7,309,000 common shares issued and outstanding as of February 5, 2007

Transitional Small Business Disclosure Format (Check one):    Yes [     ]       No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ]	No [ ]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended December 31, 2006 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

MATRIX VENTURES, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2006

(unaudited)

Matrix Ventures, Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

	December 31,	June 30,
	2006	2006
	$	$
	(unaudited)

ASSETS

Current Assets
Cash	6,626	5,317

Total Assets	6,626	5,317

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	669	1,764
Accrued liabilities	24,500	24,500
Due to a related party (Note 4(a))	29,040	15,700

Total Liabilities	54,209	41,964

Contingencies and Commitments (Notes 1 and 3)

STOCKHOLDERS’ DEFICIT

Common Stock
75,000,000 shares authorized, with a $0.001 par value; 7,309,000 shares issued and outstanding	7,309	7,309

Additional Paid-in Capital	23,841	23,841

Donated Capital (Note 4(b))	35,000	29,000

Deficit Accumulated During the Exploration Stage	(113,733)	(96,797)

Total Stockholders’ Deficit	(47,583)	(36,647)

Total Liabilities and Stockholders’ Deficit	6,626	5,317

The accompanying notes are an integral part of these financial statements

Matrix Ventures, Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

	Three months ended		Six months ended		Accumulated From February 2, 2004 (Inception) to
	December 31,		December 31,		December 31,
	2006	2005	2006	2005	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Donated rent (Note 4(b))	750	750	1,500	1,500	8,750
Donated services (Note 4(b))	2,250	2,250	4,500	4,500	26,250
General and administrative	1,172	1,262	1,594	2,269	6,775
Impairment loss on mineral exploration costs	–	–	–	–	9,200
Mineral exploration costs	–	2,000	–	2,000	5,000
Professional fees	4,672	2,592	9,342	6,124	57,758

Total Expenses	8,844	8,854	16,936	16,393	113,733

Net Loss for the Period	(8,844)	(8,854)	(16,936)	(16,393)	(113,733)

Basic and Diluted Loss Per Share	–	–	–	–

Weighted Average Number of Shares Outstanding	7,309,000	7,309,000	7,309,000	7,309,000

The accompanying notes are an integral part of these financial statements

Matrix Ventures, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Six months ended December 31,	Six months ended December 31,
	2006	2005
	$	$

Cash Flows Used In Operating Activities

Net loss for the period	(16,936)	(16,393)

Adjustment to reconcile net loss to cash used in operating activities

Donated services and rent	6,000	6,000

Changes in operating assets and liabilities

Accounts payable	(1,095)	1,144
Accrued liabilities	–	(1,214)
Due to a related party	1,340	8

Net Cash Used in Operating Activities	(10,691)	(10,455)

Financing Activities

Advances from related party	12,000	2,000

Net Cash Provided by Financing Activities	12,000	2,000

Increase (Decrease) in Cash	1,309	(8,455)

Cash - Beginning of Period	5,317	9,330

Cash – End of Period	6,626	875

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these financial statements

Matrix Ventures, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2006

(Expressed in U.S. Dollars)

(Unaudited)

1.	Nature of Business and Continuance of Operations

The Company was incorporated in the State of Nevada on February 2, 2004. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. The Company has acquired a mineral property located in the Province of Ontario, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $47,583 and has incurred losses since inception resulting in an accumulated deficit of $113,733. The Company expects further losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

2.	Summary of Significant Accounting Policies
a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in U.S. dollars. The Company’s fiscal year end is June 30.

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

Matrix Ventures, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2006

(Expressed in U.S. Dollars)

(Unaudited)

2	Summary of Significant Accounting Policies (continued)
d)	Mineral Property Costs

The Company has been in the exploration stage since its formation on February 2, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

e)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

f)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

g)	Financial Instruments

The carrying values of cash, accounts payable, accrued liabilities and due to a related party approximate their fair values because of the short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Matrix Ventures, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2006

(Expressed in U.S. Dollars)

(Unaudited)

2	Summary of Significant Accounting Policies (continued)
h)	Concentration of Credit Risk

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

The Company records stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”. All transactions in which goods or services are provided to the Company in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. The Company does not currently have a stock option plan.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Matrix Ventures, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2006

(Expressed in U.S. Dollars)

(Unaudited)

2	Summary of Significant Accounting Policies (continued)
m)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Matrix Ventures, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2006

(Expressed in U.S. Dollars)

(Unaudited)

2	Summary of Significant Accounting Policies (continued)
m)	Recent Accounting Pronouncements (continued)

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

n)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

o)	Interim Financial Statements

These interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period

3.	Mineral Properties

Pursuant to a Mineral Property Option Agreement (“Agreement”) dated April 21, 2004, as amended on December 31, 2005, the Company was granted the right to acquire a 100% undivided right, title and interest in 16 mineral claims, located in the Scadding Township, District of Sudbury, Ontario, Canada. The Company paid $7,200 to the Optionor upon the execution of the Agreement. The Company is obligated to pay $2,000 (paid) to the Optionor upon execution of the amended Agreement dated December 31, 2005. In order to keep the Agreement in good standing, the Company must incur exploration expenditures on the mineral claims of $115,000 as follows:

(a)	$5,000 by December 31, 2004 (incurred);
(b)	$10,000 by December 31, 2006; and
(c)	$100,000 by December 31, 2007.

As at December 31, 2006, the Company has incurred $5,000 of mineral exploration expenditures in relation to the Agreement. The Company has not been provided with a notice of default by the Optionor to terminate the Agreement.

Matrix Ventures, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2006

(Expressed in U.S. Dollars)

(Unaudited)

4.	Related Party Transactions
(a)

As at December 31, 2006, the Company owed $29,040 (June 30, 2006 - $15,700) to the President of the Company for cash advances totalling $27,000 plus accrued interest owing and payment of operating expenditures totalling $2,040. All cash advances are unsecured, bear interest at 10% per annum, and are due on demand.

(b)

The President of the Company provides management services and office premises to the Company. The services are valued at $750 per month and the office premises are valued at $250 per month. During the six months ended December 31, 2006, donated services of $4,500 (2005 - $4,500) and donated rent of $1,500 (2005 - $1,500) were charged to operations.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our interim financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with ourinterim financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" of this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "Matrix" mean Matrix Ventures, Inc., unless otherwise indicated.

Corporate History

Our company was incorporated in the State of Nevada on February 2, 2004, and our authorized capital consists of 75,000,000 common shares with par value of $0.001.

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol MXVI, however, no trades of our shares of common stock have occurred through the facilities of the OTC Bulletin Board to the date of this quarterly report.

Current Business

We have been engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We have the sole and exclusive option to acquire a 100% interest in one mineral claim known as the Wanapitei River property located in Scadding Township, approximately 18 miles northeast of the city of Sudbury, Ontario, Canada. We acquired the option in the Wanapitei River property from Mr. Terry Loney of Garson, Ontario pursuant to a Mineral Property Option Agreement dated April 21, 2004, as amended on December 31, 2005. In order for us to keep the Mineral Property Option Agreement in good standing, we were required to incur exploration expenditures on the property of at least $115,000, as follows:

1.	at least $5,000 by December 31, 2004 (incurred)

2.	at least an additional $10,000 by December 31, 2006; and
3.	at least an additional $100,000 by December 31, 2007

To date, we have incurred a total of $5,000 in exploration expenditures in relation to the Mineral Property Option Agreement. We have not been provided with a notice of default by Mr. Loney to terminate the Mineral Property Option Agreement.

As a result of our failure to generate revenues, management has decided that it may not be in the best interests of our company to continue to pursue our current business. Our company is simultaneously seeking compatible or alternate business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We anticipate that any new acquisition or business opportunity by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue such an acquisition or opportunity. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Plan of Operation

Over the past several months it has become increasingly clear to us that we were not having much success in pursuing our current business. We were not able to meet the minimum exploration expenditures on the Wanapitei River property. Furthermore, we are not planning to incur any additional exploration expenditures in relation to the Mineral Property Option Agreement.

As a result of our failure to generate revenues since our inception, we have not been satisfied with our initial business plan and have actively been seeking to create shareholder value with a more defined business plan in the mineral exploration industry. Simultaneously, in an effort to substantiate stockholder value, we are seeking compatible or alternative business opportunities. We can provide no assurance that we will be able to identify any such business opportunities.

We may seek a business opportunity with entities which have recently commenced operations or wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities or develop a new product or service. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. No assurances can be given that we will be successful in identifying or negotiating with any startups or find any assets to acquire.

The search for and analysis of new business opportunities will be undertaken by our President, Lori Bolton, who is not a professional business analyst. In seeking or analyzing prospective business opportunities, Lori Bolton may utilize the services of outside consultants or advisors.

Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business. Likewise, no assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

As of the date hereof, management has been involved in negotiations with business entities which conduct operations unrelated to our business. However, management has not made any decisions concerning or entered into any written agreements for a business combination. When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this quarterly report are advised to determine if we have subsequently filed a Form 8-K.

Cash Requirements

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

At December 31, 2006, we had working capital deficit of $47,583.

At December 31, 2006, our total assets were $6,626, which consisted of entirely of cash.

At December 31, 2006, our total current liabilities were $54,209.

Expenses for the three-months ended December 31, 2006 were $8,844 compared to $113,733 since incorporation.

We anticipate that we will expend approximately $100,000 during the twelve month period ending December 31, 2007 on identifying, negotiating, acquiring and developing new business opportunities. These anticipated expenditures are estimated as follows:

Estimated Funding Required During the Twelve Month Period Ended December 31, 2007

Operating Expenses
General and Administrative	$100,000
Total Operating Expenses	$100,000

The continuation of our business is dependent upon obtaining further financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

General and Administrative Expenses

Our General and Administrative expenses will include costs in connection with identifying, negotiating, acquiring and developing new business opportunities.

Product Research and Development

We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending December 31, 2006.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending December 31, 2007.

Employees

Currently our only employees are our directors and officers. We do not expect any material changes in the number of employees over the twelve month period ending December 31, 2007.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended June 30, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Application of Critical Accounting Policies

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

Mineral Property Costs

We have been in the exploration stage since our formation on February 2, 2004 and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. We assess the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. To date, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Financial Instruments

The carrying values of cash, accounts payable, accrued liabilities and due to a related party approximate their fair values because of the short maturity of these instruments. Our operations are in Canada and virtually all of our assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to our operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, we do not use derivative instruments to reduce its exposure to foreign currency risk.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. We have adopted SFAS No. 109 since our inception. Pursuant to SFAS No. 109 we are required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because we cannot be assured that we are more likely than not to utilize the net operating losses carried forward in future years.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2006 and 2005, we have no items that represent a comprehensive loss and, therefore, we have not included a schedule of comprehensive loss in the financial statements.

Recently Issued Accounting Standards

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on our company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on our company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on our company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on our company's future reported financial position or results of operations.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements". Prospective investors should consider carefully the risk factors set out below.

We have had negative cash flows from operations and we have abandoned our previous business

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately

$8,844 for the three month period ended December 31, 2006, and cumulative losses of $113,733 to December 31, 2006. Our net cash used in operations for the three months ended December 31, 2006 was $10,691. As of December 31, 2006 we had working capital deficiency of $47,583. We expect to incur additional losses as we seek new business opportunities.

In addition to the above, you should consider our prospects in light of the risks and difficulties often encountered by shell companies that enter into new businesses, such as: an unpredictable business environment; the difficulty of managing growth; and the strengths and weaknesses of our business model. If we do not effectively manage these risks, we may go out of business. To address these risks, we must, among other things: find and become engaged in a business opportunity that will be successful for our company; hire consultants or employees to manage the new business opportunity; develop the new business; create and execute a marketing plan; implement our business and marketing strategy; and, establish our customer base.

We cannot be sure that we will be successful in addressing these risks and uncertainties, and our failure to do so could have a materially adverse effect on our financial condition and operations. In addition, our operating results are dependent to a large degree upon factors outside of our control, including among other things, a viable business opportunity. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business and financial condition.

We have not generated any revenue from our previous business and we will need to raise additional funds in the near future. If we are unable to obtain the financing required to locate and become engaged in a new business opportunity, our business will fail

Because we have not generated any revenue from our previous business and we cannot anticipate when, it at all, we will be able to generate revenue from our new business, we will need to raise additional funds for the future acquisition and development of a new business and respond to unanticipated requirements or expenses. We anticipate that we will need approximately $100,000 to identify, negotiate, acquire and develop a potential business opportunity. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required.

We will attempt to raise the money we need through the private placement of our common stock, through a public offering, through debt securities or through shareholder or third party loans. At present we have received no commitment for those funds, nor do we know whether the financing will be available on terms that will allow us to operate profitably. If we are unable to obtain the necessary financing, our business will fail.

We may be unsuccessful at identifying, acquiring and operating the right business opportunities. If we are unable to find, acquire or operate the right business opportunities for our company, we may never achieve profitable operations

We are an inactive company right now, seeking a business opportunity in a related or unrelated business. We may not be able to find the right business opportunity for our company to become engaged in or we may not succeed in becoming engaged in the business opportunity we choose because we may not act fast enough or have enough money or other attributes to attract the new business opportunity. Before we begin to have any significant operations, we will have to become involved in a viable business opportunity. In addition, in order to be profitable, we will have to, among other things, hire consultants and employees, develop products and/or services, market our products/services, ensure supply and develop a customer base. There is no assurance that we will be able to identify, negotiate, acquire and develop a business opportunity and we may never be profitable.

Trading of our stock may be restricted by the SEC's "Penny Stock" regulations which may limit a stockholder's ability to buy and sell our stock

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock

In addition to the “penny stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

We need to continue as a going concern if our business is to succeed

The Independent Auditors’ Report to our audited financial statements for the periods ended June 30, 2006 and 2005 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our net loss position, our failure to attain profitable operations and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose their investments.

Because our directors own 68.4% of our outstanding common stock, they will have significant influence over corporate decisions that may be disadvantageous to other minority shareholders

Our directors own approximately 68.4% of the outstanding shares of our common stock. Accordingly, they will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Although our directors have a fiduciary duty to act in the best interests of the corporation and shareholders in making corporate decisions, they may vote their shares as they wish in respect of any shareholder resolution.

Because our president and secretary and treasurer have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail

Our president, Lori Bolton, and our secretary and treasurer, Erika Kumar, only spend approximately 30% (or 12 hours per week) and 10% (4 hours per week), respectively, of their business time providing their services to us. While Ms. Bolton and Ms. Kumar presently possess adequate time to attend to our interests, it is possible that the demands on them from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business.

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 31, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer and chief financial officer. Based upon that evaluation, our company's president and chief executive officer and chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement, as amended, on Form SB-2 filed on November 12, 2004).
3.2	Bylaws (incorporated by reference from our Registration Statement, as amended, on Form SB-2 filed on November 12, 2004).
(10)	Material Contracts
10.1	Mineral Property Option Agreement dated April 12, 2006 (incorporated by reference from our Registration Statement, as amended, on Form SB-2 filed on November 12, 2004).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Lori Bolton
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Erika Kumar
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
99.1	Claims location map (incorporated by reference from our Registration Statement, as amended, on Form SB-2 filed on November 12, 2004).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATRIX VENTURES, INC.

By: /s/ Lori Bolton

Lori Bolton, President and Chief Executive Officer

(Principal Executive Officer)

February 8, 2007

By: /s/ Erika Kumar

Erika Kumar, Secretary, Treasurer and Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

February 8, 2007

CW1058862.2