Form 10QSB
period 2007-03-31
FSONA SYSTEMS CORP.
filed 2007-05-21
CIK 1305451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to __________

Commission file number 333-120382

FSONA SYSTEMS CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11120 Horseshoe Way, Suite 140, Richmond, British Columbia, Canada V7Q 5H7
(Address of principal executive offices)

604.273.6333
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]    No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 39,078,905 common shares issued and outstanding as of May 15, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

          It is the opinion of management that the interim financial statements for the quarter ended March 31, 2007 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

          Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Consolidated Financial Statements

Fsona Systems Corp.
(formerly Matrix Ventures, Inc.)
(expressed in US dollars)
March 31, 2007 and December 31, 2006

Fsona Systems Corp.
(formerly Matrix Ventures, Inc.)
CONSOLIDATED BALANCE SHEETS
(See Basis of Presentation - Note 1)
(expressed in US dollars)

	March 31,	December 31,
	2007	2006
	$	$
	(Unaudited)

ASSETS
Current assets
Cash	57,030	187,474
Accounts receivable	167,320	566,784
Goods and services tax refundable	17,373	14,520
Prepaid and other current assets	40,072	104,680
Deferred cost of sales	-	43,313
Inventory [note 4]	708,702	499,130
Total current assets	990,497	1,415,901
Inventory [note 4]	422,796	519,520
Property, plant and equipment	18,062	19,547
	1,431,355	1,954,968

LIABILITIES AND CAPITAL DEFICIT
Current liabilities
Accounts payable	293,073	398,080
Accrued liabilities	476,012	483,216
Accrued royalty	57,077	54,840
Deferred tax liability	218,503	223,950
Current portion of loans payable [note 5]	4,433,253	4,353,962
Customer deposits and deferred revenue	363,458	444,011
Total liabilities	5,841,376	5,958,059

Capital deficit
Capital stock [note 6]	39,079	20,076
Additional paid-in capital	179,542	251,345
Accumulated other comprehensive loss
-cumulative translation adjustment	(106,374)	(65,126)
Accumulated deficit	(4,522,268)	(4,209,386)
Total capital deficit	(4,410,021)	(4,003,091)
	1,431,355	1,954,968

SEE ACCOMPANYING NOTES

Fsona Systems Corp.
(formerly Matrix Ventures, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited - expressed in US dollars)

	For the	For the
	three-month	three-month
	period ended	period ended
	March 31,	March
	2007	2006
	$	$

Sales [note 7]	458,674	288,287
Cost of sales	356,111	204,499
Gross profit	102,563	83,788

Operating expenses
Sales and marketing	168,429	231,251
Research and development	138,786	150,263
General and administrative	152,628	136,982
Depreciation of property, plant and equipment	1,644	631
Gain on disposal of property, plant and equipment	-	(130)
Total operating expenses	461,487	518,997

Loss from operations	(358,924)	(435,209)

Other income (expense)
Interest income	1,866	1,387
Interest and bank charges	(1,125)	(785)
Foreign exchange gain (loss)	39,854	(9,458)
Total other (expense) income	40,595	(8,856)

Loss for period before income tax	(318,329)	(444,065)

Deferred income tax recovery	5,447	8,395

Loss for the period	(312,882)	(435,670)

Foreign currency translation	(41,248)	(18,231)
Comprehensive loss	(354,130)	(453,901)

Loss per share – basic and diluted	(0.01)	(0.51)

Weighted average shares outstanding – basic and diluted	30,633,095	894,040

SEE ACCOMPANYING NOTES

Fsona Systems Corp.
(formerly Matrix Ventures, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIT
(Unaudited - expressed in US dollars)

			Additional	Cumulative		Total
	Common stock		paid in	Translation	Accumulated	Capital
	Shares	Amount	Capital	Adjustment	deficit	deficit
	#	$	$	$	$	$

Balance at January 1, 2007	8,904,860	8,905	262,516	(65,126)	(4,209,386)	(4,003,091)

Adjustment for the issuance of common stock on
recapitalization (note 3 and note 6)	11,170,975	11,171	(11,171)	—	—	—
	20,075,835	20,076	251,345	(65,126)	(4,209,386)	(4,003,091)
Adjustment to capital deficit of the Company at the
recapitalization date (note 3)	19,003,070	19,003	(71,803)	—	—	(52,800)
	39,078,905	39,079	179,542	(65,126)	(4,209,386)	(4,055,891)
Foreign exchange translation adjustment	—	—	—	(41,248)	—	(41,248)
Net loss for the period
	—	—	—	—	(312,882)	(312,882)

Balance at March 31, 2007	39,078,905	39,079	179,542	(106,374)	(4,522,268)	(4,410,021)

SEE ACCOMPANYING NOTES

Fsona Systems Corp.
(formerly Matrix Ventures, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - expressed in US dollars)

	For the	For the
	three-month	three-month
	period ended	period ended
	March 31,	March 31,
	2007	2006
	$	$
OPERATING ACTIVITIES
Net loss	(312,882)	(435,670)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property, plant and equipment	1,644	631
Provision for warranties	17,087	11,457
Deferred income tax recovery	(5,447)	(8,395)
Gain on disposal of property, plant and equipment	-	(130)
Foreign exchange gain (loss)	(39,854)	9,458
Changes in operating assets and liabilities
Accounts receivable	400,054	8,339
Goods and services tax receivable	(2,685)	15,954
Prepaid and other current assets	64,824	63,717
Deferred cost of sales	43,313	(21,745)
Inventory	(102,118)	50,066
Accounts payable	(159,640)	(125,341)
Accrued liabilities	(11,774)	(45,486)
Customer deposits and deferred revenue	(83,721)	(14,550)
Accrued royalty	1,724	1,162
Net cash used in operating activities	(189,475)	(490,533)
INVESTING ACTIVITIES
Acquisition of property, plant and equipment	-	(433)
Sale of short term investments		130
Due to related party	-	(10,369)
Net cash used in investing activities	-	(10,672)
FINANCING ACTIVITIES
Proceeds from loans payable	79,212	265,308
Net cash provided by financing activities	79,212	265,308
Effect of foreign exchange rate on changes in cash	(20,181)	(19,160)
Decrease in cash	(110,263)	(235,897)
Cash at the beginning of the period	187,474	278,379
Cash, at the end of the period	57,030	23,322

Supplementary information
Cash interest paid	1,125	785
Cash interest received	1,866	1,387
Non-cash investing and financing activities:
Shares issued for recapitalization (note 3)	52,800	-

SEE ACCOMPANYING NOTES

Fsona Systems Corp.
(formerly Matrix Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - expressed in US dollars)

March 31, 2007 and December 31, 2006

1.      NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of business

Matrix was incorporated under the laws of the State of Nevada, on February 2, 2004 as Matrix Ventures Inc. On February 9, 2007 the Company closed the transaction contemplated in the Share Exchange Agreement (the “Agreement”) dated February 8, 2007 with Fsona Systems Corp. (“Fsona”), a company incorporated under the laws of the state of Nevada on August 10, 2005. Under the Agreement, the Company agreed to acquire all of the issued and outstanding shares of Fsona in exchange for 20,075,835 common shares of the Company. As of the closing date, the former stockholders of Fsona held approximately 51% of the issued and outstanding common shares of the Company. The acquisition of Fsona was recorded as a reverse acquisition for accounting purposes. Fsona, the acquired entity, is regarded as the predecessor entity as of February 9, 2007 and the Company adopted the year end of Fsona, being December 31. In accordance with the provisions governing the accounting for reverse acquisitions, the comparative figures presented as at December 31, 2006 and March 31, 2006 are those of Fsona.

The Company previously focused its business efforts on the acquisition, exploration, development and exploitation of mineral and oil and gas properties. In contemplation of the share exchange transaction with Fsona, the Company abandoned its original business plan. As of the closing date of the Agreement, the Company commenced the business of developing, manufacturing and marketing Free Space Optical (“FSO”) communication devices to be used in various communications applications. The Company plans to continue to generate revenues through sales of it’s FSO communication devices.

Effective April 13, 2007, the Company completed a merger with their subsidiary, Fsona Systems Corp. As a result, the Company has changed their name from “Matrix Ventures, Inc.” to “Fsona Systems Corp.” to better reflect the direction and business of the Company subsequent to the closing of the share exchange agreement that was entered into among, the Company, Fsona Systems Corp., and the shareholders of Fsona Systems Corp., as reported on the current report on Form 8-K filed on February 13, 2007.

On April 13, 2007, the Company rolled forward the issued and outstanding shares of the Company on an 8.23 for one basis. The effect of the stock split has been applied on a retroactive basis to all related disclosures and calculations in these consolidated financial statements.

Basis of presentation

These interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of the Company and its wholly-owned subsidiary, Fsona Systems (Operating) Inc. All significant inter-company transactions have been eliminated on consolidation.

These accompanying interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At March 31, 2007, the Company has negative working capital and has a consolidated accumulated deficit of $4,522,268 as at March 31, 2007. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders as well as achieving a profitable level of operations. The Company plans to raise additional equity and debt capital as necessary to finance the operating and capital requirements of the Company.

Fsona Systems Corp.
(formerly Matrix Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - expressed in US dollars)

March 31, 2007 and December 31, 2006

1.      NATURE OF BUSINESS AND BASIS OF PRESENTATION (cont’d…)

The Company, has negative working capital, has incurred losses since its inception, and has no assurance of future profitability. The Company will continue to require financing from external sources to finance its operating and investing activities until sufficient positive cash flows from operations can be generated.

The Company had cash on hand of $57,030 at March 31, 2007. Management anticipates that it requires approximately $1,002,000 over the next twelve months ended March 31, 2008 to carry out its plans. While the Company is expending it’s best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations. To the extent that cash needs are not achieved from operating cash flow or existing cash on hand, the Company plans to raise necessary cash through equity issuances and/or debt financing. The Company plans to manage its resources and assets on hand and pursue opportunities for further long-term financing, as well as achieving and maintaining a profitable level of operations. Assets on hand and any additional amounts raised will be used for further development of the Company’s products and for other working capital purposes. There is no assurance that further financing or profitable business will be achieved, accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence.

Interim Financial Statements

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of Fsona for the years ended December 31, 2006 and 2005 included in the Company’s Current Report on Amendment No. 1 to Form 8-K. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not necessarily indicative of annual results.

2.      SIGNIFICANT ACCOUNTING POLICIES

Recent accounting pronouncements

SFAS No. 155

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140”. Among other things, SFAS No. 155 permits the election of fair value remeasurement for certain hybrid financial instruments that would otherwise require bifurcation under Statement 133, Accounting for Derivative Instruments and Hedging Activities. These hybrid financial instruments would include both assets and liabilities. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. There was no material impact to the Company’s consolidated financial statements upon adoption of this new pronouncement.

Fsona Systems Corp.
(formerly Matrix Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - expressed in US dollars)

March 31, 2007 and December 31, 2006

2.      SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

SFAS No. 154

In June 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has determined the adoption of this pronouncement did not have a material impact on the Company’s financial statements.

SFAS No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of SFAS No. 157.

FIN 48

In June 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 uses a two-step approach for evaluating tax positions. The first step, recognition, occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. The second step, measurement, is only addressed if the recognition threshold is met; under this step, the tax benefit is measured as the largest amount of the benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon settlement. FIN 48’s use of the term “more likely than not” represents a greater than 50 percent likelihood of occurrence.

The cumulative effect of applying the provisions of this Interpretation shall be reported as an adjustment to the opening balance of retained earnings for fiscal year in which the enterprise adopts the Interpretation. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application is permitted if the reporting enterprise has not publicly issued financial statements, including interim financial statements, for that fiscal year. Accordingly, the Company adopted the provisions of this Interpretation in the current quarter ended March 31, 2007. There was no material impact to the Company’s consolidated financial statements upon adoption of this new pronouncement.

Fsona Systems Corp.
(formerly Matrix Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - expressed in US dollars)

March 31, 2007 and December 31, 2006

2.      SIGNIFICANT ACCOUNTING POLICIES (cont’d)

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for fiscal years ending after November 15, 2006 (the Company's fiscal year ending December 31, 2006). The Company has determined that SAB 108 did not have a material impact on its financial statements.

3.      RECAPITALIZATION

On February 8, 2007, the Company entered into a Share Exchange Agreement (the “Agreement”), among the Company, Fsona, and the former stockholders of Fsona.

The closing of the transactions contemplated in the Agreement and the acquisition of all of the issued and outstanding common stock of Fsona occurred on February 9, 2007. In accordance with the closing of the share exchange agreement, the Company issued 20,075,835 common shares to the former stockholders of Fsona for all of the 8,904,860 issued and outstanding common shares of Fsona on the basis of 2.2544805 common shares of the Company for every one common share of Fsona.

The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions, as the former stockholders of Fsona controlled approximately 51% of Matrix's common stock immediately upon conclusion of the transaction, representatives of Fsona are now Matrix's sole directors and officers and the continuing business is that of Fsona. The share exchange is deemed to be a reverse acquisition for accounting purposes. Fsona, the acquired entity, is regarded as the predecessor entity as of February 9, 2007. Matrix was largely inactive prior to the transaction. The post-acquisition entity is accounted for as a recapitalization of Fsona. The value assigned to the common shares was valued based on the fair value of net liabilities of Matrix at the recapitalization date which approximated carry over basis of $52,800.

In accordance with provisions governing the accounting for reverse acquisition, the figures presented as at December 31, 2006 and March 31, 2006 are those of Fsona Systems Corp.

At the time of the transaction, Fsona Systems Corp. (formerly Matrix Ventures Inc.) had no assets and $52,800 of accounts payable and accrued liabilities (included $28,300 owed to a shareholder of Matrix).

Fsona Systems Corp.
(formerly Matrix Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - expressed in US dollars)

March 31, 2007 and December 31, 2006

3.      RECAPITALIZATION (cont’d…)

Unaudited pro-forma revenue, net loss and loss per share assuming the transaction had been completed on January 1, 2006 is as follows:

	Unaudited proforma	Unaudited proforma
	for the three-month	for the three-month
	period ended	period ended
	March 31,	March 31,
	2007	2006
Revenue	$458,674	$288,287
Net loss for the period	$(312,882)	$(442,436)
Basic and diluted loss per share	$(0.01)	$(0.49)

4.      INVENTORY

	(Unaudited)
	March 31	December 31
	2007	2006
	$	$

Raw materials	961,155	933,580
Work in progress	76,415	64,855
Finished goods	93,929	20,215
	1,131,498	1,018,650

Less: current portion	708,702	499,130
Long term portion	422,796	519,520

Included in raw materials inventory are components that are not expected to be consumed within the twelve-month period following the Balance Sheet date, which are disclosed as long term inventory - $422,796 [December 31, 2006 - $519,520]

Fsona Systems Corp.
(formerly Matrix Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - expressed in US dollars)

March 31, 2007 and December 31, 2006

5.      LOANS PAYABLE

The loans payable represent amounts outstanding as at:

	(Unaudited)
	March 31	December 31
	2007	2006
	$	$

Loan payable to Everona Limited (the Company’s controlling stockholder) non-interest bearing, no terms of repayment and collateralized by a general security agreement covering all present and after acquired assets of the Company	605,686	605,686

Amounts payable to Crown Capital Partners S.A. (“Crown”) (former controlling stockholder of the Company), non-interest bearing, unsecured and no terms of repayment [i]	515,566	436,275

Amounts payable to Crown by Everona upon change of control, non-interest bearing no terms of repayment [i]	3,312,001	3,312,001
	4,433,253	4,353,962

Less: current portion	4,433,253	4,353,962
Long-term portion	-	-

Fsona Systems Corp.
(formerly Matrix Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - expressed in US dollars)

March 31, 2007 and December 31, 2006

5.      LOANS PAYABLE (cont’d…)

[i]

On March 28, 2006, Crown entered into an agreement with Everona Limited (“Everona”) to sell to Everona its 100% interest (1,860 shares) in the Company and $3,312,001 of advances previously pended to the Company in exchange for an interest-bearing promissory note from Everona to Crown equal to $3,312,001. Following the acquisition, Everona entered into an agreement with the Company to convert the amounts owed to it by the Company in exchange for 18,552,518 shares of the Company’s common stock. Management does not believe the transaction between stockholders principally involving amounts previously advanced by Crown has fully satisfied conditions for debt extinguishment. Accordingly, the amount owing from Everona to Crown continues to be carried on the Company’s balance sheet as a liability until such time as Everona extinguishes its debt to Crown. At such time, the balance of the debt will be reclassified as equity of the Company.

[ii]	Subsequent to March 31, 2007 Crown advanced the Company an additional $250,000. The loan is non-interest bearing, unsecured, and bears no terms of repayment.

6.      CAPITAL STOCK

Authorized

On April 13, 2007 the Company effected an eight point twenty-three (8.23) for one (1) forward stock split of the authorized, issued and outstanding common stock. As a result, authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 to 617,250,000 shares of common stock with a par value of $0.001. The effect of the stock split has been applied on a retroactive basis to all related disclosure and calculations in these consolidated financial statements.

7.      SEGMENTED INFORMATION

The Company operates in one primary operating segment, that being the design, manufacture and sale of optical wireless equipment.

	(Unaudited)	(Unaudited)
	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2007	2006
	$	$
Revenues
Canada	-	7,580
United States	182,204	141,969
Asia-Pacific	91,401	-
Central and Latin America	103,705	-
Europe, Middle East and Africa	81,364	138,738
	458,674	288,287

Fsona Systems Corp.
(formerly Matrix Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - expressed in US dollars)

March 31, 2007 and December 31, 2006

7.      SEGMENTED INFORMATION (cont’d…)

Three customers accounted for 16%, 13%, and 11% of revenue in the three month period ended March 31, 2007 (four customers accounted for 26%, 16%, 14%, and 13% of revenue in the three month period ended March 31, 2006). Substantially all of the Company’s assets are located in Canada.

8.      COMMITMENTS AND CONTINGENCIES

a]      TPC audit

In January 2004, Technologies Partnership Canada (“TPC”) commissioned an audit of Fsona’s predecessor company (fSONA Communications Ltd.) prior claims for TPC funding. TPC indicated that the Fsona Communications Ltd. had potentially overstated prior expenditures eligible for funding by approximately $1,875,000 (CDN$2,180,625) which equates to a potential assessment against the Company of $624,936 (CDN$726,801). The Company vigorously disagrees with TPC’s preliminary findings, with the exception of a possible $173,977 (CDN$202,335) overstatement. As the TPC audit is in process and a final determination has not been made, the likelihood of repayment and the ultimate amount, if any, are not determinable at this time. Accordingly, with the exception of the possible $173,977 (CDN$202,335) overstatement which has been accrued in accrued liabilities, no amount has been recorded in these financial statements.

b]      Litigation

During the normal course of business activity, the Company was involved in a litigation proceeding as at March 31, 2007. While the outcome of these matters is subject to future resolution, management's evaluation and analysis of such matters indicates that, individually and in the aggregate, the probable ultimate resolution of such matters will not have a material adverse effect on the Company's financial statements. The outcome of these matters is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement.

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

          Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our interim financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" of this quarterly report.

          In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

          As used in this quarterly report, the terms "we", "us", "our" and "fSONA" mean fSONA Systems Corp. and our wholly owned subsidiary fSONA Systems (Operating) Corp., unless otherwise indicated.

Corporate History

          Our company was incorporated in the State of Nevada on February 2, 2004. On April 5, 2007, we incorporated a wholly-owned Nevada subsidiary for the sole purpose of effecting a name change through a merger with our subsidiary. On April 13, 2007, we merged our subsidiary with and into our company, with our company continuing on as the surviving corporation under the name fSONA Systems Corp. Our name change was effected with NASDAQ on April 19, 2007 and our common shares became quoted on the OTC Bulletin Board on April 19, 2007 under the new stock symbol of "FSON". In addition, on April 13, 2007 we effected an eight point twenty-three (8.23) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock to 617,250,000 shares of common stock.

          On February 8, 2007, we entered into a share exchange agreement with FSona Systems Corp. (now known as fSONA Systems (Operating) Corp.) and the shareholders of FSona Systems. The share exchange agreement contemplated our company acquiring all of the issued and outstanding common shares of FSona Systems in exchange for the issuance by our company of 2,439,348 common shares. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding shares of FSona Systems occurred on February 9, 2007. As of the closing date, the former shareholders of FSona Systems held approximately 51.4% of the issued and outstanding common shares of our company. The acquisition of FSona Systems is deemed to be a reverse acquisition for accounting purposes. FSona Systems, the acquired entity, is regarded as the predecessor entity as of February 9, 2007. Starting with the periodic report for the quarter in which the acquisition was consummated, our company will file annual and quarterly reports based on the December 31 fiscal year end of FSona Systems. Such financial statements will depict the operating results of FSona Systems, including the acquisition of our company, from February 9, 2007.

          Following incorporation, we commenced the business as a company engaged in the acquisition and disposition of mineral properties. On April 21, 2004, we obtained an exclusive option to acquire a 100% interest in a mineral claim known as the Wanapitei River Property pursuant to the terms of an agreement with Terry Loney. We were not successful in implementing our business plan as a company engaged in the acquisition and disposition of mineral properties. As management of our company investigated opportunities and challenges in the business of being a mineral based company, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. Accordingly, we abandoned our mineral business and elected not to exercise the option to acquire the interest in the Wanapitei River Property. We have identified the business previously operated by FSona Systems as a private entity and entered into the share exchange agreement as a means to change our business.

Current Business

          As of the closing date of the share exchange agreement on February 9, 2007, our company commenced the business of providing point-to-point broadband wireless connectivity solutions. Specifically, we manufacture and sell wireless transceivers that transfer data between two points using infrared laser beams, such as voice, data, video, internet messages and large computer files. Our products offer a point-to-point, line of sight, wireless high-speed communications link established between two transceiver units, which are "linked" wirelessly through the alignment of our SONAbeam™ products which transmit data via a laser beam. Our transceiver units are designed to provide wireless link transmission of data at speeds of up to 2.5 gigabits per second, with transmission similar to those obtained with fiber, and to transmit that data at distances of up to 7 km in clear weather conditions. In addition, our SONAbeam™ products can be rapidly installed and redeployed. Our business strategy is to generate revenues through the commercialization of our technologies. Our target customers include the military, government, carriers, service providers, private enterprise and other entities seeking wireless communication solutions. Our products operate based on eye-safe 1550 nanometer wavelength free space optics technology, and could potentially be similar in data rates to fiber optic cable. Free space optics operates when a laser transmitter generates focused light waves that carry data through the atmosphere to an optical receiver that recognizes those light waves.

Management’s Discussion and Analysis

          You should read the following discussion of our financial condition and results of operations together with the unaudited financial statements and the notes to the unaudited financial statements included in this quarterly report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

          Our net loss for the three months ended March 31, 2007 was $312,882 as compared to a net loss of $435,670 for the three months ended March 31, 2006.

Sales and Cost of Sales

          Sales for the three months ended March 31, 2007 were $458,674, which represents a 59.10% increase from sales of $288,287 for the three months ended March 31, 2006. The increase in sales revenue during this period was primarily attributable to sales in the Asia-Pacific and the Central and Latin America regions.

          Cost of sales for the three months ended March 31, 2007 was $356,111, an increase of 74.14% from cost of sales of $204,499 for the three months ended March 31, 2006. Cost of sales for the three months ended March 31, 2007 was 77.64% of total sales compared with 70.94% of total sales for the three months ended March 31, 2006. Direct labor costs and overhead expenses related to our manufacturing are not expected to increase materially as we believe our current facility has the capacity to meet forecasted demand.

Operating Expenses

          Total operating expenses for the three months ended March 31, 2007 were $461,487, which represents an 11.08% decrease in total operating expenses of $518,997 for the three months ended March 31, 2006. Sales and marketing expenses, research and development expenses as well as general and administrative expenses constitute the major components of our total operating expenses.

          Sales and marketing expenses for the three months ended March 31, 2007 were $168,429, which represents an 27.17% decrease in sales and marketing expenses of $231,251 for the three months ended March 31, 2006. Management anticipates that sales and marketing expenses will increase as we market our products, hire new sales personnel, and support and expand our partner programs.

          General and administrative expenses for the three months ended March 31, 2007 were $152,628, which represents an 11.42% increase in general and administrative expenses of $136,982 for the three months ended March 31, 2006. Management believes that these costs are projected to rise to $771,000 and $826,000 in our fiscal years ended 2007 and 2008, respectively, as we build our operations in both our Richmond and Virginia offices.

          Research and development expenses for the three months ended March 31, 2007 were $138,786, which represents a 7.64% decrease in research and development expenses of $150,263 for the three months ended March 31, 2006. Management anticipates that these costs will increase in our 2007 fiscal year. We intend to increase research and development expenses to $627,000 and $840,000 for our 2007 and 2008 fiscal years, respectively. Our research and development efforts will be focused on the completion of our 1250 E product, active tracking on our SONAbeam E product line and the development of higher bandwidth products in addition to other product and software upgrades.

Other Income and Expenses

          During the three months ended March 31, 2007, we recognized a foreign exchange rate gain of $39,854, as compared to a foreign exchange loss of $9,458 during the three months ended March 31, 2006. Such gains are principally the result of the strengthening Canadian dollar on our net liability position.

LIQUIDITY AND CAPITAL RESOURCES

          Our company's principal cash requirements are for operating expenses, including inventory purchases, which we anticipate will rise as a result of the increase in our sales backlog. We anticipate that compensation expense will require a greater percentage of our cash requirements in the future due to our anticipated increase in our sales and marketing efforts.

Capital Resources

          As of March 31, 2007, we had cash of $57,030. As of March 31, 2007, we had a working capital deficiency of $4,850,879 (including $3,312,001 being the amount assumed by our current controlling stockholder due to our former controlling stockholder which has not yet met the criteria for extinguishment from our financial statements) compared with a working capital deficiency of $4,542,158 as of December 31, 2006, which represents an increase in working capital deficiency of $308,721.

          We have suffered recurring losses. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued extension of credit by our creditors, the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

          Management believes that our company's cash and cash equivalents and cash provided by operating activities will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require an additional $1,002,000 over the next twelve month period ending March 31, 2008 to fund our operating cash shortfall. Our company plans to raise the capital required to satisfy our immediate short-

term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

          There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful and sufficient market acceptance of our current product offerings and any new product offerings that we may introduce, the continuing successful development of our product offerings and related technologies, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

          Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the year ended December 31, 2006, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Cash Flow Used in Operating Activities

          Operating activities used cash of $189,475 for the three months ended March 31, 2007 as compared to $490,533 for the three months ended March 31, 2006. The cash used in operating activities for the three month period ended March 31, 2007, was primarily attributable to our net loss for the period.

          We anticipate that operating expenses will increase in our 2007 fiscal year. We intend to incur higher operating costs to fund increased sales and marketing activities over the next two years.

Cash Flow Used in Investing Activities

          Investing activities used cash of $nil for the three months ended March 31, 2007 as compared to $10,672 for the three months ended March 31, 2006. The decrease in cash used in investing activities during the period was due to a lack of investing activities during the period.

Cash Flow Provided by Financing Activities

          Financing activities provided cash of $79,212 for the three months ended March 31, 2007 as compared to $265,308 for the three months ended March 31, 2006. The cash received during the respective periods were proceeds from certain loans payable.

          On March 28, 2006, FSona Systems underwent a change in control as a result of the sale of all of Fsona Systems' common shares and a transfer of debt owing by Fsona Systems in the aggregate amount of $3,312,001 between two shareholders. The intercompany debt of $3,312,001was subsequently converted into 18,552,518 shares of Fsona Systems following the transfer. For financial statement purposes, the debt assumed by our current controlling shareholder remains on the balance sheet of Fsona Systems as the assignment did not fully satisfy all the tests for extinguishment. Such amounts will be reclassified to equity for financial statement purposes at such time as the current shareholder extinguishes the debt to the former controlling shareholder.

Capital Expenditures

          We do not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

Off-Balance Sheet Arrangements

          Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

SIGNIFICANT ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, allowance for doubtful accounts, inventory reserves and income taxes. These policies require that we make estimates in the preparation of our financial statements as of a given date.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Revenue Recognition

Revenue from the sales of these wireless products, which include hardware and software, is recognized when the complete system including the software is delivered, the fees are fixed and determinable, the resulting receivable is deemed collectible by management and any uncertainties with regard to customer acceptance are insignificant. Products are generally shipped "FOB shipping point." Revenues from installation, training and post-contract customer support are insignificant. We generally warrant our products against defects in materials and workmanship. The estimated costs of warranty obligations are recognized at the time of revenue recognition based on contract terms and prior claims experience. Revenue related to extended warranty and product maintenance contracts is deferred and recognized on a straight-line basis over the extended warranty period.

Allowance for Doubtful Accounts

We make ongoing estimates relating to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of specific customers to meet their financial obligations to us. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve may be required. In the event we determined that a smaller or larger reserve was appropriate, we would record a credit or a charge to selling and administrative expense in the period in which we made such a determination.

Inventory Reserves

We also make ongoing estimates relating to the market value of inventories, based upon our assumptions about future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record a reserve equal to the difference between the cost of the inventory and the estimated net realizable market value. This reserve is recorded as a charge to cost of goods sold. If changes in market conditions result in reductions in the estimated market value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination and record a charge to cost of goods sold.

Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the Statement of Operations.

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Management continually evaluates our deferred tax asset as to whether it is likely that the deferred tax assets will be realized. If management ever determined that our deferred tax asset was not likely to be realized, a write-down of that asset would be required and would be reflected in the provision for taxes in the accompanying period.

Debt Extinguishment

On March 28, 2006, Crown Capital (our company’s former 100% stockholder) entered into an agreement with Everona Limited to sell to Everona its 100% interest in our company and $3,312,001 of the loan in exchange for an interest-bearing promissory note from Everona to Crown Capital equal to $3,312,001. Following the acquisition, Everona entered into an agreement with our company to convert the amounts owed to it by our company in exchange for 18,552,518 shares of our company's common stock. Management does not believe the transaction between stockholders principally involving amounts previously advanced by Crown Capital has fully satisfied conditions for debt extinguishment. Accordingly, the amount owing from Everona to Crown Capital continues to be carried on our company's balance sheet as a liability until such time as Everona extinguishes its debt to Crown Capital. At such time, the balance of the debt will be reclassified as equity of our company.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards relevant to our financial performance, see Note 2 of Notes to our March 31, 2007 un-audited financial statements included elsewhere in this current report.

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

RISKS RELATED TO OUR BUSINESS

We have had negative cash flows from operations since inception. We will require significant additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may fail.

          To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. Our ability to develop and commercialize our technologies will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. Specifically, we will need to raise additional funds to:

-	support our planned growth and carry out our business plan;

-	continue progress in our research and development programs;

-	protect our intellectual property;

-	hire top quality personnel for all areas of our business;

-	address competing technological and market developments;

-	establish additional collaborative relationships; and

-	market and develop our technologies.

          We may not be able to obtain additional equity or debt financing on acceptable terms as required. Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. If we require but are unable to obtain additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results and compete effectively. More importantly, if we are unable to raise further financing when required, we may be forced to scale down our operations and our ability to generate revenues may be negatively affected.

We have a history of losses which raise substantial doubt about our ability to continue as a going concern.

          We incurred net losses of $312,882 for the three months ended March 31, 2007. At March 31, 2007, the accumulated deficit was $4,522,268. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

          Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative. We are engaged in the business of manufacturing and selling SONAbeam systems, or wireless transceivers that transfer data, voice and video between two points using infrared laser beams. The technology is referred to as free space optics or optical wireless. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the near future. Any profitability in the future from our business will be dependent upon the successful commercialization of our core technology, which itself is subject to numerous risk factors as set forth herein.

          We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our technology gains market acceptance sufficient to generate a sustainable level of income from the commercialization of our technology. Our history of losses raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in the independent registered public accounting firm's report on the financial statements of our company for the year ended December

31, 2006. If the going concern assumption was not appropriate for these financial statements, then adjustments would be necessary to the carrying value of assets and liabilities, the reported loss and the balance sheet classification used.

Technological changes in the broadband wireless industry could render our optical wireless products uncompetitive or obsolete, which could prevent us from achieving market share and sales.

          Failure to refine our technology and to develop and introduce new products could cause our products to become uncompetitive or obsolete, which could prevent us from achieving market share and sales. The broadband and optical wireless industry is rapidly evolving and highly competitive. We will need to invest significant financial resources in research and development to keep pace with technological advances in the industry and to compete in the future and we may be unable to secure such financing. We believe that a variety of competing broadband and optical wireless technologies may be under development by other companies that could result in lower manufacturing costs or higher product performance than those expected for our products. Our development efforts may be rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for the commercialization of such products.

Our company relies upon the successful research and development of new products and technologies but we can offer no assurance that our research and development efforts will produce positive results or keep pace with our competitors.

          Research and development activities are inherently uncertain, and we could encounter practical difficulties in commercializing our research and development results. Our expenditures on research and development may not produce corresponding benefits. Other companies are developing a variety of competing technologies that could produce products that prove more cost-effective or have better performance than our current or future SONAbeam™ products. As a result, our technology may be rendered obsolete by the technological advances of others, which could reduce our net sales and market share.

The rate at which potential customers are willing to purchase our products could be slowed by negative prior experiences they may have had with previously existing point-to-point wireless technologies.

          Potential customers within our target market may have had negative prior experiences with previously existing wireless point-to-point technologies, such as inadequate transmission capacity or service outages due to weather conditions. Accordingly, it could take significant time to educate the market as to the unique attributes of our products that enable our products to overcome the types of problems that prevented prior wireless technologies from serving as viable alternatives to traditional communication methods.

Our customers' failure to obtain the access rights necessary to install our equipment could adversely affect our ability to expand our business.

          Our customers may not be able to obtain, from building owners or managers, access rights to buildings, rooftops or towers to successfully install and service our equipment as planned. If our customers do not have access to a window from which to transmit, our customers will require access rights to the building and rooftop where our products will be placed in order to install our equipment. Our customers' failure to obtain access rights at the pace and locations necessary could have an adverse affect on our business and financial condition. In addition, customers may need to obtain zoning or other governmental approvals in order to place our products on a particular building or in a particular area. They may not be able to obtain these approvals in a timely manner, or at all.

It could prove costly for us to effectively compete in the intensely competitive telecommunications equipment industry, which failure could negatively impact our financial results.

          Both the telecommunications equipment industry in general and the wireless communications equipment industry in particular are intensely competitive. Companies operating in the telecommunications equipment industry are always seeking to develop viable wireline and wireless high-speed communications products and services, whether it is by:

-	developing technologies that improve the performance of existing copper alternatives;

-	developing methods for lowering the cost of fiber optic cable; or

-	developing new and improved point-to-point and wide area wireless solutions.

          The wireless communications industry in which we principally compete has attracted substantial media and other attention in recent years in part due to the ability of newly developed equipment to provide wireless connectivity simply, quickly, and efficiently. These factors have led numerous companies to develop or commence developing products that compete or could compete with ours. The large number of companies offering products that may be perceived to be similar or even interchangeable with our products could have the effect of reducing the prices at which we are able to sell our products. In turn, this could reduce our gross margins and negatively impact our general financial results.

Exchange rate risk may negatively affect our cost of sales and gross margins, and could result in exchange losses.

          Although our reporting currency is the United States dollar, we manufacture and incur costs in the currency of the Canadian dollar. As a result, we are subject to exchange rate risk. Changes in exchange rates between the United States dollar and the Canadian dollar could affect our cost of sales and gross margins, and could result in exchange losses. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Currently, we do not engage in any exchange rate hedging activities and, as a result, any volatility in currency exchange rates may have an immediate adverse effect on our financial condition and results of operations.

Our international operations subject us to a number of risks, including unfavorable political, regulatory, labor and tax conditions in foreign countries.

          Our international operations subject us to the legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent to international operations, include the following:

-	difficulty in enforcing agreements in foreign legal systems;

-

foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade and investment, including currency exchange controls;

-

fluctuations in exchange rates may affect product demand and may adversely affect our profitability in United States dollars to the extent the price of our products and cost of raw materials is denominated in a foreign currency;

-	inability to obtain, maintain or enforce intellectual property rights;

-	changes in general economic and political conditions in the countries in which we operate;

-	unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to export duties and quotas;

-	difficulty with staffing and managing widespread operations;

-	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive in some countries; and

-	difficulty of and costs relating to compliance with the different commercial and legal requirements of the overseas markets in which we offer and sell our products.

          Our international operations require us to respond to rapid changes in market conditions in these countries. The success of our international operations depends, in part, on our ability to succeed in differing legal, regulatory, economic, social and political conditions. We may not be able to develop and implement policies and strategies that will be effective in each location where we do business.

We may lose our competitiveness if we are not able to protect our proprietary technology and intellectual property rights against infringement, and any related litigation may be time-consuming and costly.

          Our success and ability to compete depends to a significant degree on our proprietary technology. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we may not be able to compete as effectively. The measures we have implemented to protect our proprietary technology and other intellectual property rights are currently based upon a combination of provisional patent applications, patents, trademarks and trade secrets. These measures, however, may not be adequate to prevent the unauthorized use of our proprietary technology and our other intellectual property rights. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, may result in substantial costs and a diversion of our company's resources. In addition, notwithstanding our rights to our intellectual property, other persons may bring claims against us alleging that we have infringed on their intellectual property rights or claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business or require us to make changes to our technology.

Our products may subject us to product liability exposure and our product liability insurance may not be sufficient to cover these claims.

          Use of our products may expose us to product liability claims in the event they cause injury or harm our customers or third parties' businesses. Although we have product liability insurance, it is possible that our insurance coverage could be insufficient to fully cover potential claims. Due to our limited financial resources, we may not be able to satisfy any liability resulting from these claims, which would negatively affect our financial condition.

If we fail to effectively manage the growth of our company and the commercialization of our technology, our future business results could be harmed and our managerial and operational resources may be strained.

          As we proceed with the development of our technology and the expansion of our marketing and commercialization efforts, we expect to experience significant growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We anticipate that we will be required to hire additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

RISKS RELATED TO OUR COMMON STOCK

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue operations.

          A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because a significant portion of our operations have been and will be financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

          The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, may have a material adverse effect on the market price of our common stock.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

          Our certificate of incorporation, as amended, authorizes the issuance of up to 617,250,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Trading of our stock may be restricted by the Securities Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

          The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

          In addition to the "penny stock" rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

          Our common stock currently trades on a limited basis on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Item 3. Controls and Procedures.

          As of March 31, 2007, our company carried out an evaluation, under the supervision and with the participation of our company's management, including our company's principal executive and financial officer, of the effectiveness of the design and operation of our company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our company's principal executive and financial officer concluded that as of March 31, 2007, our company's disclosure controls and procedures were not effective.

          Our company does not have an adequate number of independent board members nor an independent audit committee. In addition, the lack of employees results in our company's inability to have a sufficient segregation of duties within its accounting and financial activities. These absences constitute material weaknesses in our company's corporate governance structure and internal controls.

          Our company is currently addressing our board member composition, and hopes to remedy the situation in the coming quarter ended June 30, 2007.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

          During the normal course of business activity, our company is involved in a litigation proceeding as at March 31, 2007. While the outcome of these matters is subject to future resolution, management's evaluation and analysis of such matters indicates that, individually and in the aggregate, the probable ultimate resolution of such matters will not have a material adverse effect on our financial statements. The outcome of these matters is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Submission of Matters to a Vote of Security Holders.

          None.

Item 5. Other Information

          None.

Item 6. Exhibits.

Exhibit
Number	Description

(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession

2.1

Share Exchange Agreement dated February 8, 2007, among our company, FSona Systems and the former shareholders of FSona Systems (incorporated by reference from our Current Report on Form 8- K filed on February 1, 2007)

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on November 12, 2004)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on November 12, 2004)

Articles of Merger filed with the Secretary of State of Nevada on April 10, 2007 and which is effective April 13, 2007 (incorporated by reference from our Current Report on Form 8-K filed on May 11, 2007)

Certificate of Change filed with the Secretary of State of Nevada on April 10, 2007 and which is effective April 13, 2007 (incorporated by reference from our Current Report on Form 8-K filed on May 11, 2007)

(10)	Material Contracts

10.1	Property Option Agreement dated April 21, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on January 10, 2005)

10.2	Property Option Amending Agreement dated December 31, 2005 (incorporated by reference from our Registration Statement on Form SB-2/A filed on January 20, 2005)

10.3	Loan Agreement (incorporated by reference from our Registration Statement on Form SB-2/A filed on January 20, 2005)

10.4	Employment Agreement dated March 22, 2005 between FSona Systems and Sunny Taylor (incorporated by reference from our Current Report on Form 8-K filed on February 1, 2007)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference from our Current Report on Form 8-K filed on February 1, 2007)

(21)	Subsidiaries of the Small Business Issuer

FSona Systems (Operating) Corp., a private Nevada corporation (incorporated by reference from our Current Report on Form 8-K filed on February 1, 2007)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Andrew Grieve

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSONA SYSTEMS CORP.

By: /s/ Andrew Grieve
Andrew Grieve, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)
May 21, 2007