Form 10QSB
period 2007-06-30
FSONA SYSTEMS CORP.
filed 2007-08-21
CIK 1305451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  39,078,905 common shares issued and outstanding as of August 13, 2007

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

CW1373775.5

2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2007 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

CW1373775.5

Consolidated Financial Statements

Fsona Systems Corp.

(formerly Matrix Ventures, Inc.)

(expressed in US dollars)

June 30, 2007 and December 31, 2006

Fsona Systems Corp.

(formerly Matrix Ventures, Inc.)

CONSOLIDATED BALANCE SHEETS

(See Basis of Presentation - Note 1)

(expressed in US dollars)

	June 30,	December 31,
	2007	2006
	$	$
	(Unaudited)

ASSETS
Current assets
Cash	26,022	187,474
Accounts receivable	129,576	566,784
Goods and services tax refundable	38,300	14,520
Prepaid and other current assets	32,438	104,680
Deferred cost of sales	-	43,313
Inventory [note 4]	667,345	499,130
Total current assets	893,681	1,415,901
Inventory [note 4]	512,108	519,520
Property, plant and equipment	18,566	19,547
	1,424,355	1,954,968

LIABILITIES AND CAPITAL DEFICIT
Current liabilities
Accounts payable	404,877	398,080
Accrued liabilities	440,412	483,216
Accrued royalty	62,550	54,840
Deferred tax liability	211,828	223,950
Current portion of loans payable [note 5]	1,470,533	4,353,962
Customer deposits and deferred revenue	351,468	444,011
Total liabilities	2,941,668	5,958,059

Capital deficit
Capital stock [note 6]	39,079	20,076
Additional paid-in capital	3,491,543	251,345
Accumulated other comprehensive loss
-cumulative translation adjustment	(469,871)	(65,126)
Accumulated deficit	(4,578,064)	(4,209,386)
Total capital deficit	(1,517,313)	(4,003,091)
	1,424,355	1,954,968

SEE ACCOMPANYING NOTES

Fsona Systems Corp.

(formerly Matrix Ventures, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited - expressed in US dollars)

	Three Months Ended June 30		Six Months Ended June 30

	2007	2006	2007	2006
	$	$	$	$

Sales [note 7]	284,752	730,888	743,426	1,019,175
Cost of sales	218,135	620,167	574,246	824,666
Gross profit	66,617	110,721	169,180	194,509

Operating expenses
Sales and marketing	161,562	258,329	329,991	489,580
Research and development	158,314	134,135	297,100	284,398
General and administrative	165,734	136,746	318,362	273,728
Depreciation of property, plant and equipment	1,618	648	3,262	1,279
Gain on disposal of property, plant and equipment	-	(1,012)	-	(1,142)
Total operating expenses	487,228	528,846	948,715	1,047,843

Loss from operations	(420,611)	(418,125)	(779,535)	(853,334)

Other income (expense)
Interest income	805	498	2,671	1,885
Interest and bank charges	(793)	(931)	(1,918)	(1,716)
Foreign exchange gain	358,128	169,198	397,982	159,740
Total other income	358,140	168,765	398,735	159,909

Loss for period before income tax	(62,471)	(249,360)	(380,800)	(693,425)

Deferred income taxes recovery (expense)	6,675	(10,485)	12,122	(2,090)

Loss for the period	(55,796)	(259,845)	(368,678)	(695,515)

Foreign currency translation	(363,497)	(139,850)	(404,745)	(121,619)
Comprehensive loss	(419,293)	(399,695)	(773,423)	(817,134)

Loss per share – basic and diluted	(0.00)	(0.03)	(0.01)	(0.15)

Weighted average shares outstanding – basic and diluted	39,078,904	8,904,880	34,879,331	4,674,213

SEE ACCOMPANYING NOTES

Fsona Systems Corp.

(formerly Matrix Ventures, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIT

(Unaudited - expressed in US dollars)

			Additional	Cumulative		Total
	Common stock		Paid In	Translation	Accumulated	Capital
	Shares	Amount	Capital	Adjustment	Deficit	Deficit
	#	$	$	$	$	$

Balance at January 1, 2007	8,904,860	8,905	262,516	(65,126)	(4,209,386)	(4,003,091)

Adjustment for the issuance of common stock on recapitalization (notes 3 and 6)	11,170,975	11,171	(11,171)	-	-	-
	20,075,835	20,076	251,345	(65,126)	(4,209,386)	(4,003,091)
Adjustment to capital deficit of the Company at the recapitalization date (note 3)	19,003,070	19,003	(71,803)	-	-	(52,800)
	39,078,905	39,079	179,542	(65,126)	(4,209,386)	(4,055,891)
Foreign exchange translation adjustment Net loss for the period Debt extinguishment (note 5(i))	- - -	- -	- - 3,312,001	(404,745) - -	- (368,678) -	(404,745) (368,678) 3,312,001
Balance at June 30, 2007	39,078,905	39,079	3,491,543	(469,871)	(4,578,064)	(1,517,313)

SEE ACCOMPANYING NOTES

Fsona Systems Corp.

(formerly Matrix Ventures, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - expressed in US dollars)

	For the six- month period ended June 30, 2007 $	For the six- month period ended June 30, 2006 $
OPERATING ACTIVITIES
Net loss	(368,678)	(695,515)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property, plant and equipment	3,262	1,279
Provision for warranties	28,806	(6,543)
Deferred income taxes	(12,122)	2,090
Gain on disposal of property, plant and equipment	-	(1,142)
Foreign exchange gain	(397,982)	(159,740)
Changes in operating assets and liabilities
Accounts receivable	460,416	(337,322)
Goods and services tax receivable	(21,046)	16,205
Prepaid and other current assets	77,049	(1,527)
Deferred cost of sales	44,481	(143)
Inventory	(61,205)	407,830
Accounts payable Due from fSONA Systems	(28,229) -	(39,745) (809)
Accrued liabilities	(160,983)	(83,038)
Customer deposits and deferred revenue	(126,012)	116,999
Accrued royalty	2,408	3,792
Net cash used in operating activities	(559,835)	(777,329)

INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(622)	(439)
Sale of property, plant and equipment	-	1,142
Net cash used in investing activities	(622)	703

FINANCING ACTIVITIES
Proceeds from loans payable	427,780	707,114
Net cash provided by financing activities	427,780	707,114
		)
Effect of foreign exchange rate on changes in cash	(28,775)	31,124
Decrease in cash	(132,677)	(69,512)
Cash at the beginning of the period	187,474	278,379
Cash, at the end of the period	26,022	239,991

Supplementary information
Cash interest paid	3,202	1,716
Cash interest received	3,031	1,885
Non-cash investing and financing activities:
Shares issued for recapitalization (note 3)	52,800	-
Debt extinguishment (note 5(i))	3,312,001	-

SEE ACCOMPANYING NOTES

CW1373775.5

Fsona Systems Corp.

(formerly Matrix Ventures, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - expressed in US dollars)

June 30, 2007 and December 31, 2006

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of business

Matrix was incorporated under the laws of the State of Nevada, on February 2, 2004 as Matrix Ventures Inc. On February 9, 2007 the Company closed the transaction contemplated in the Share Exchange Agreement (the “Agreement”) dated February 8, 2007 with Fsona Systems Corp. (“Fsona”), a company incorporated under the laws of the state of Nevada on August 10, 2005. Under the Agreement, the Company agreed to acquire all of the issued and outstanding shares of Fsona in exchange for 20,075,835 common shares of the Company. As of the closing date, the former stockholders of Fsona held approximately 51% of the issued and outstanding common shares of the Company. The acquisition of Fsona was recorded as a reverse acquisition for accounting purposes. Fsona, the acquired entity, is regarded as the predecessor entity as of February 9, 2007 and the Company adopted the year end of Fsona, being December 31. In accordance with the provisions governing the accounting for reverse acquisitions (Note 3), the comparative figures presented as at December 31, 2006 and June 30, 2006 are those of Fsona.

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

Effective April 13, 2007, the Company completed a merger with its subsidiary, Fsona Systems Corp. As a result, the Company has changed it’s name from “Matrix Ventures, Inc.” to “Fsona Systems Corp.” to better reflect the direction and business of the Company subsequent to the closing of the share exchange agreement that was entered into among, the Company, Fsona Systems Corp., and the shareholders of Fsona Systems Corp., as reported on the current report on Form 8-K filed on February 13, 2007.

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

These accompanying interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At June 30, 2007, the Company has negative working capital and has a consolidated accumulated deficit of $4,578,064 as at June 30, 2007. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations. The Company plans to raise additional equity and debt capital as necessary to finance the operating and capital requirements of the Company.

CW1373775.5

Fsona Systems Corp.

(formerly Matrix Ventures, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - expressed in US dollars)

June 30, 2007 and December 31, 2006

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION (cont’d...)

The Company had cash on hand of $26,022 at June 30, 2007. Management anticipates that it requires approximately $1,002,000 over the next twelve months ended June 30, 2008 to carry out its plans. While the Company is expending it’s best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations. To the extent that cash needs are not achieved from operating cash flow or existing cash on hand, the Company plans to raise necessary cash through equity issuances and/or debt financing. The Company plans to manage its resources and assets on hand and pursue opportunities for further long-term financing, as well as achieving and maintaining a profitable level of operations. Assets on hand and any additional amounts raised will be used for further development of the Company’s products and for other working capital purposes. There is no assurance that further financing or profitable business will be achieved, accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence.

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

Recent accounting pronouncements

SFAS No. 155

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140”. Among other things, SFAS No. 155 permits the election of fair value re-measurement for certain hybrid financial instruments that would otherwise require bifurcation under Statement 133, Accounting for Derivative Instruments and Hedging Activities. These hybrid financial instruments would include both assets and liabilities. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. There was no material impact to the Company’s consolidated financial statements upon adoption of this new pronouncement.

CW1373775.5

Fsona Systems Corp.

(formerly Matrix Ventures, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - expressed in US dollars)

June 30, 2007 and December 31, 2006

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d...)

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

The cumulative effect of applying the provisions of this Interpretation shall be reported as an adjustment to the opening balance of retained earnings for fiscal years in which the enterprise adopts the Interpretation. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application is permitted if the reporting enterprise has not publicly issued financial statements, including interim financial statements, for that fiscal year. Accordingly, the Company has adopted the provisions of this Interpretation in the six month period ended June 30, 2007. There was no material impact to the Company’s consolidated financial statements upon adoption of this new pronouncement.

SFAS No. 159

In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No.  115", ("FAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement is expected to expand the use of fair value measurement.  FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the Company's first quarter of 2009.  The Company is currently evaluating the impact that FAS 159 will have on its consolidated financial statements

CW1373775.5

Fsona Systems Corp.

(formerly Matrix Ventures, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - expressed in US dollars)

June 30, 2007 and December 31, 2006

3. RECAPITALIZATION

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

In accordance with provisions governing the accounting for reverse acquisition, the figures presented as at December 31, 2006 and June 30, 2006 are those of Fsona Systems Corp.

At the time of the transaction, Fsona Systems Corp. (formerly Matrix Ventures Inc.) had no assets and $52,800 of accounts payable and accrued liabilities (included $28,300 owed to a shareholder of Matrix), which continues to be outstanding, at June 30, 2007.

Unaudited pro-forma revenue, net loss and loss per share assuming the transaction had been completed on January 1, 2006 is as follows:

	Unaudited proforma for the three-month period ended June 30,	Unaudited proforma for the six-month period ended June 30,
	2006	2006
Revenue	$ 730,888	1,019,175
Net loss for the period	$(259,845)	$(695,515)
Basic and diluted loss per share	$ (0.03)	$ (0.15)

CW1373775.5

Fsona Systems Corp.

(formerly Matrix Ventures, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - expressed in US dollars)

June 30, 2007 and December 31, 2006

4. INVENTORY

	June 30,	December 31,
	2007	2006
	$	$

Raw materials	966,367	919,510
Work in progress	114,965	75,582
Finished goods	98,121	23,558
	1,179,453	1,018,650

Less: current portion	667,345	499,130
Long term portion	512,108	519,520

Included in raw materials inventory are components that are not expected to be consumed within the twelve-month period following the Balance Sheet date, which are disclosed as long term inventory - $512,108 [December 31, 2006 - $519,520]

5. LOANS PAYABLE

The loans payable represent amounts outstanding as at:

	June 30	December 31
	2007	2006
	$	$

Loan payable to Everona Limited (the Company’s controlling stockholder)
non-interest bearing, no terms of repayment and collateralized by a general security agreement covering all present and after acquired assets of the Company	605,686	605,686

Amounts payable to Crown Capital Partners S.A. (“Crown”)
(former controlling stockholder of the Company), non-interest bearing, unsecured and no terms of repayment	864,847	436,275

Amounts payable to Crown by Everona upon change of control,
interest bearing, unsecured and have no terms of repayment [i]	-	3,312,001
	1,470,533	4,353,962

Less: current portion	1,470,533	4,353,962
Long-term portion	-	-

[i]

On March 28, 2006, Crown entered into an agreement with Everona Limited (“Everona”) to sell to Everona its 100% interest (823 shares) in the Company and $3,312,001 of amounts previously advanced to the Company in exchange for an interest-bearing promissory note from Everona to Crown equal to $3,312,001. Following the acquisition, in March 28, 2006 Everona entered into an agreement with the Company to convert the amounts owed to it by the Company in exchange for 18,552,680 shares of the Company’s common stock. During the quarter ended June 30, 2007, management believes the transaction between stockholders principally involving

CW1373775.5

Fsona Systems Corp.

(formerly Matrix Ventures, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - expressed in US dollars)

June 30, 2007 and December 31, 2006

5.	LOANS PAYABLE (cont’d)

amounts previously advanced by Crown has fully satisfied conditions for debt extinguishment. Accordingly, the amount owing from Everona to Crown that was carried on the Company’s balance sheet as a liability has been reclassified as equity of the Company.

[ii]	Subsequent to June 30, 2007 Crown advanced the Company an additional $96,883. The loan is non-interest bearing, unsecured, and bears no terms of repayment.

6.	CAPITAL STOCK

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

7.	SEGMENTED INFORMATION

The Company operates in one primary operating segment, that being the design, manufactures and sale of optical wireless equipment.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2007	June 30, 2006	June 30 , 2007	June 30 , 2006
	$	$	$	$
Revenues
Canada	-	17,457	-	25,037
United States	110,407	143,200	292,616	285,169
Asia-Pacific	2,768	-	94,172
Central and Latin America	65,194	343,135	168,903	343,135
Europe	56,635	1,099	74,020	79,083
Middle East and Africa	49,748	225,997	113,715	286,751
	284,752	730,888	743,426	1,019,175

One customers accounted for 10% of revenue in the six month period ended June 30, 2007 (two customers accounted for 43% of revenue for the six month period ended June 30, 2006). Substantially all of the Company’s assets are located in Canada and are denominated in Canadian dollars.

CW1373775.5

Fsona Systems Corp.

(formerly Matrix Ventures, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - expressed in US dollars)

June 30, 2007 and December 31, 2006

8.	COMMITMENTS AND CONTINGENCIES

a]	TPC audit

In January 2004, Technologies Partnership Canada (“TPC”) commissioned an audit of Fsona’s predecessor company (fSONA Communications Ltd.) prior claims for TPC funding. TPC indicated that Fsona Communications Ltd. had potentially overstated prior expenditures eligible for funding by approximately $2,047,000 (CDN$2,180,625) which equates to a potential assessment against the Company of $682,186 (CDN$726,801). The Company vigorously disagrees with TPC’s preliminary findings, with the exception of a possible $189,915 (CDN$202,335) overstatement. As the TPC audit is in process and a final determination has not been made, the likelihood of repayment and the ultimate amount, if any, are not determinable at this time. Accordingly, with the exception of the possible $189,915 (CDN$202,335) overstatement which has been accrued in accrued liabilities, no amount has been recorded in these financial statements. There has been additional $13,051 (CDN$13,905) accrued to the TPC contingency in recognition of fSONA’s portion of cost of the 2004 TPC compliance. Beginning in May 2007 a twelve month payment plan was initiated to pay off the costs accrued for the TPC compliance audit. As of June 30, 2007, $2,217 of the $13,051 has been paid.

b]	Litigation

During the normal course of business activity, the Company was involved in litigation proceedings as at June 30, 2007. While the outcome of these matters is subject to future resolution, management's evaluation and analysis of such matters indicates that, individually and in the aggregate, the probable ultimate resolution of such matters will not have a material adverse effect on the Company's financial statements. The outcome of these matters is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement.

CW1373775.5

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

CW1373775.5

fiscal year end of FSona Systems. Such financial statements will depict the operating results of FSona Systems, including the acquisition of our company, from February 9, 2007.

Following incorporation, we commenced the business as a company engaged in the acquisition and disposition of mineral properties. On April 21, 2004, we obtained an exclusive option to acquire a 100% interest in a mineral claim known as the Wanapitei River Property pursuant to the terms of an agreement with Terry Loney. We were not successful in implementing our business plan as a company engaged in the acquisition and disposition of mineral properties. As management of our company investigated opportunities and challenges in the business of being a mineral based company, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. Accordingly, we abandoned our mineral business and elected not to exercise the option to acquire the interest in the Wanapitei River Property. We identified the business previously operated by FSona Systems as a private entity and entered into the share exchange agreement as a means to change our business.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

Our net loss for the three months ended June 30, 2007 was $55,796 as compared to a net loss of $259,845 for the three months ended June 30, 2006.

Sales and Cost of Sales

Sales for the three months ended June 30, 2007 were $284,752, which represents a 61% decrease from sales of $730,888 for the three months ended June 30, 2006. The decrease in sales revenue during this period was primarily attributable to a lengthening of the sales cycle in the Middle Eastern region and reduction of the US sales force in an effort to cut operating costs.

Cost of sales for the three months ended June 30, 2007 was $218,135, a decrease of 65% from cost of sales of $620,167 for the three months ended June 30, 2006. Cost of sales for the three months ended June 30, 2007 was 77% of total sales compared with 85% of total sales for the three months ended June 30, 2006. This reduction can be attributable to small staff reductions and other cost cutting measures. Direct labor costs and overhead expenses

CW1373775.5

related to our manufacturing are not expected to increase materially as we believe our current facility has the capacity to meet forecasted demand.

Operating Expenses

Total operating expenses for the three months ended June 30, 2007 were $487,228, which represents a 7.9% decrease in total operating expenses of $528,846 for the three months ended June 30, 2006. Sales and marketing expenses, research and development expenses as well as general and administrative expenses constitute the major components of our total operating expenses.

Sales and marketing expenses for the three months ended June 30, 2007 were $161,562, which represents a 37.4% decrease in sales and marketing expenses of $258,109 for the three months ended June 30, 2006. Management anticipates that sales and marketing expenses will increase as we market our products, hire new sales personnel, and support and expand our partner programs.

General and administrative expenses for the three months ended June 30, 2007 were $165,734, which represents an 21.2% increase in general and administrative expenses of $136,746 for the three months ended June 30, 2006. Management believes that these costs are projected to rise in the current fiscal year ended 2007, as we re-build our operations in our Richmond offices.

Research and development expenses for the three months ended June 30, 2007 were $158,314, which represents a 18.0% increase in research and development expenses of $134,135 for the three months ended June 30, 2006. Management anticipates that these costs will increase in our 2007 fiscal year. We intend to increase research and development expenses to $625,000 and $825,000 for our 2007 and 2008 fiscal years, respectively. Our research and development efforts will be focused on the completion of our 1250 E product by the end of the third quarter of 2007, active tracking on our SONAbeam E product line and the development of higher bandwidth products in addition to other product and software upgrades.

Other Income and Expenses

During the three months ended June 30, 2007, we recognized a foreign exchange rate gain of $358,128, as compared to a foreign exchange gain of $169,198 during the three months ended June 30, 2006. Such gains are principally the result of the strengthening Canadian dollar on our net liability position.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Our net loss for the six months ended June 30, 2007 was $368,678 as compared to a net loss of $695,515 for the six months ended June 30, 2006.

Sales and Cost of Sales

Sales for the six months ended June 30, 2007 were $743,426, which represents a 27% decrease from sales of $1,019,175 for the six months ended June 30, 2006. The decrease in sales revenue during this period was primarily attributable to a lengthening of the sales cycle in the Middle East and reduction of the US sales force in an effort to cut operating costs.

Cost of sales for the six months ended June 30, 2007 was $574,246, a decrease of 30% from cost of sales of $824,666 for the six months ended June 30, 2006. Cost of sales for the six months ended June 30, 2007 was 77.24% of total sales compared with 80.91% of total sales for the six months ended June 30, 2006. This reduction can be attributable to small staff reductions and other cost cutting measures. Direct labor costs and overhead expenses related to our manufacturing are not expected to increase materially as we believe our current facility has the capacity to meet forecasted demand.

CW1373775.5

Operating Expenses

Total operating expenses for the six months ended June 30, 2007 were $948,715, which represents a 9.46% decrease in total operating expenses of $1,047,843 for the six months ended June 30, 2006. Sales and marketing expenses, research and development expenses as well as general and administrative expenses constitute the major components of our total operating expenses.

Sales and marketing expenses for the six months ended June 30, 2007 were $329,991, which represents a 32.60% decrease in sales and marketing expenses of $489,580 for the six months ended June 30, 2006. Management anticipates that sales and marketing expenses will increase as we market our products, hire new sales personnel, and support and expand our partner programs.

General and administrative expenses for the six months ended June 30, 2007 were $318,362, which represents an 16.3% increase in general and administrative expenses of $273,728 for the six months ended June 30, 2006. Management believes that these costs are projected to rise to $771,000 and $826,000 in our fiscal years ended 2007 and 2008, respectively, as we re-build our operations in our Richmond and offices.

Research and development expenses for the six months ended June 30, 2007 were $297,100, which represents a 4.46% increase in research and development expenses of $284,398 for the six months ended June 30, 2006. Management anticipates that these costs will increase in our 2007 fiscal year. We intend to increase research and development expenses to $625,000 and $825,000 for our 2007 and 2008 fiscal years, respectively. Our research and development efforts will be focused on the completion of our 1250 E product by the end of the third quarter of 2007, active tracking on our SONAbeam E product line and the development of higher bandwidth products in addition to other product and software upgrades.

Other Income and Expenses

During the six months ended June 30, 2007, we recognized a foreign exchange rate gain of $397,982, as compared to a foreign exchange gain of $159,740 during the six months ended June 30, 2006. Such gains are principally the result of the strengthening Canadian dollar on our net liability position.

LIQUIDITY AND CAPITAL RESOURCES

Our company's principal cash requirements are for operating expenses, including inventory purchases, which we anticipate will rise as a result of the increase in our sales backlog. We anticipate that compensation expense will require a greater percentage of our cash requirements in the future due to our anticipated increase in our sales and marketing efforts.

Capital Resources

As of June 30, 2007, we had cash of $26,022. As of June 30, 2007, we had a working capital deficiency of $2,047,987 compared with a working capital deficiency of $4,542,158 as of December 31, 2006, which represents an increase in working capital deficiency of $2,494.171.

We have suffered recurring losses. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued extension of credit by our creditors, the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

Management believes that our company's cash and cash equivalents and cash provided by operating activities will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require approximately $1,002,000 over the next twelve month period ending June 30, 2008 to fund our operating cash shortfall. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months

CW1373775.5

primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

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

Cash Flow Used in Operating Activities

Operating activities used cash of $559,835for the six months ended June 30, 2007 as compared to $777,329 for the six months ended June 30, 2006. The cash used in operating activities for the three month period ended June 30, 2007, was primarily attributable to our net loss for the period.

We anticipate that operating expenses will increase in our 2007 fiscal year. We intend to incur higher operating costs to fund increased sales and marketing activities over the next two years.

Cash Flow Used in Investing Activities

Investing activities used cash of $622 for the six months ended June 30, 2007 as compared to providing cash of $703 for the six months ended June 30, 2006. The decrease in cash used in investing activities during the period was due to a lack of investing activities during the period.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $427,780 for the six months ended June 30, 2007 as compared to $707,114 for the six months ended June 30, 2006. The cash received during the respective periods were proceeds from certain loans payable.

On March 28, 2006, FSona Systems underwent a change in control as a result of the sale of all of Fsona Systems' common shares and a transfer of debt owing by Fsona Systems in the aggregate amount of $3,312,001 between two shareholders. The intercompany debt of $3,312,001was subsequently converted into 18,552,518 shares of Fsona Systems following the transfer. During the quarter ended June 30, 2007, management believes the transaction between stockholders principally involving amounts previously advanced by Crown has fully satisfied conditions for debt extinguishment. Accordingly, the amount owing from Everona to Crown that was carried on our balance sheet as a liability has been reclassified as equity of our company.

Capital Expenditures

We do not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

CW1373775.5

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

CW1373775.5

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

Debt Extinguishment

On March 28, 2006, Crown Capital (our company’s former 100% stockholder) entered into an agreement with Everona Limited to sell to Everona its 100% interest in our company and $3,312,001 of the loan in exchange for an interest-bearing promissory note from Everona to Crown Capital equal to $3,312,001. Following the acquisition, Everona entered into an agreement with our company to convert the amounts owed to it by our company in exchange for 18,552,518 shares of our company's common stock. During the quarter ended June 30, 2007, management believes the transaction between stockholders principally involving amounts previously advanced by Crown has fully satisfied conditions for debt extinguishment. Accordingly, the amount owing from Everona to Crown that was carried on our balance sheet as a liability has been reclassified as equity of our company.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards relevant to our financial performance, see Note 2 of Notes to our June 30, 2007 un-audited financial statements included elsewhere in this current report.

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

CW1373775.5

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

We incurred net losses of $368,678 for the six months ended June 30, 2007. At June 30, 2007, the accumulated deficit was $4,578,064. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

CW1373775.5

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

CW1373775.5

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

CW1373775.5

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

CW1373775.5

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

CW1373775.5

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

Item 3.  Controls and Procedures.

As of June 30, 2007, our company carried out an evaluation, under the supervision and with the participation of our company's management, including our company's principal executive and financial officer, of the effectiveness of the design and operation of our company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our company's principal executive and financial officer concluded that as of June 30, 2007, our company's disclosure controls and procedures were not effective.

Our company does not have an adequate number of independent board members nor an independent audit committee. In addition, the lack of employees results in our company's inability to have a sufficient segregation of duties within its accounting and financial activities. These absences constitute material weaknesses in our company's corporate governance structure and internal controls.

Our company is currently addressing our board member composition, and hopes to remedy the situation in the quarter ending September 30, 2007.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

During the normal course of business activity, our company is involved in a litigation proceeding as at June 30, 2007. While the outcome of these matters is subject to future resolution, management's evaluation and analysis of such matters indicates that, individually and in the aggregate, the probable ultimate resolution of such matters will not have a material adverse effect on our financial statements. The outcome of these matters is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

CW1373775.5

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit Number	Description
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1

Share Exchange Agreement dated February 8, 2007, among our company, FSona Systems and the former shareholders of FSona Systems (incorporated by reference from our Current Report on Form 8-K filed on February 1, 2007)

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
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Andrew Grieve

CW1373775.5

(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Andrew Grieve
* Filed herewith

CW1373775.5

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

August 20, 2007

CW1373775.5