Form 10QSB
period 2007-09-30
FSONA SYSTEMS CORP.
filed 2007-11-19
CIK 1305451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 39,278,905 common shares issued and outstanding as of November 16, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     It is the opinion of management that the interim consolidated financial statements for the quarter ended September 30, 2007, includes all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

     Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Consolidated Financial Statements

     Fsona Systems Corp.
(formerly Matrix Ventures, Inc.)
     (expressed in US dollars)
September 30, 2007 and December 31, 2006

Fsona Systems Corp.
(formerly Matrix Ventures, Inc.)
CONSOLIDATED BALANCE SHEETS
(See Basis of Presentation - Note 1)
(expressed in US dollars)

	Sept. 30,	December 31,
	2007	2006
	$	$
	(Unaudited)

ASSETS
Current assets
Cash	2,917	187,474
Accounts receivable	97,955	566,784
Goods and services tax refundable	50,663	14,520
Prepaid and other current assets	33,225	104,680
Deferred cost of sales	-	43,313
Inventory [note 4]	697,386	499,130
Total current assets	882,146	1,415,901
Inventory [note 4]	-	519,520
Property, plant and equipment	17,766	19,547
	899,912	1,954,968

LIABILITIES AND CAPITAL DEFICIT
Current liabilities
Accounts payable	373,906	398,080
Accrued liabilities	468,478	483,216
Accrued royalty	67,967	54,840
Deferred tax liability	56,608	223,950
Current portion of loans payable [note 5]	1,729,198	4,353,962
Customer deposits and deferred revenue	379,027	444,011
Total liabilities	3,075,184	5,958,059

Capital deficit
Capital stock [note 6]	39,079	20,076
Additional paid-in capital	3,491,543	251,345
Accumulated other comprehensive loss
-cumulative translation adjustment	(595,695)	(65,126)
Accumulated deficit	(5,110,199)	(4,209,386)
Total capital deficit	(2,175,272)	(4,003,091)
	899,912	1,954,968

SEE ACCOMPANYING NOTES

Fsona Systems Corp.
(formerly Matrix Ventures, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited - expressed in US dollars)

	Three Months Ended Sept 30		Nine Months Ended Sept. 30
	2007	2006	2007	2006
	$	$	$	$

Sales [note 7]	226,711	633,707	970,137	1,652,882
Cost of sales [note 4]	637,836	458,582	1,212,082	1,283,248
Gross profit (loss)	(411,125)	175,125	(241,945)	369,634

Operating expenses
Sales and marketing	111,970	440,592	441,961	930,172
Research and development	148,893	136,721	445,993	421,119
General and administrative	101,742	233,249	420,104	506,977
Depreciation of property, plant and equipment	1,998	1,043	5,260	2,322
Gain on disposal of property, plant and equipment	-	(359)	-	(1,501)
Total operating expenses	364,603	811,246	1,313,318	1,859,089

Loss from operations	(775,728)	(636,121)	(1,555,263)	(1,489,455)

Other income (expense)
Interest income	321	3,274	2,992	5.159
Interest and bank charges	(842)	(636)	(2,760)	(2,352)
Foreign exchange gain	101,016	52	498,998	159,792
Total other income	100,495	2,690	499,230	162,599

Loss for period before income tax	(675,233)	(633,431)	(1,056,033)	(1,326,856)

Deferred income taxes recovery	143,098	33,431	155,220	31,341

Loss for the period	(532,135)	(600,000)	(900,813)	(1,295,515)

Foreign currency translation	(125,824)	11,259	(530,569)	(110,360)
Comprehensive loss	(657,959)	(588,741)	(1,431,382)	(1,405,875)

Loss per share – basic and diluted	(0.01)	(0.07)	(0.02)	(0.22)

Weighted average shares outstanding
	39,078,904	8,904,880	36,294,572	5,969,463

SEE ACCOMPANYING NOTES

Fsona Systems Corp.
(formerly Matrix Ventures, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIT
(Unaudited - expressed in US dollars)

			Additional	Cumulative		Total
	Common stock		Paid In	Translation	Accumulated	Capital
	Shares	Amount	Capital	Adjustment	Deficit	Deficit
	#	$	$	$	$	$

Balance at January 1, 2007	8,904,860	8,905	262,516	(65,126)	(4,209,386)	(4,003,091)

Adjustment for the issuance of common stock on
recapitalization (notes 3 and 6)	11,170,975	11,171	(11,171)	-	-	-
	20,075,835	20,076	251,345	(65,126)	(4,209,386)	(4,003,091)
Adjustment to capital deficit of the Company at the
recapitalization date (note 3)	19,003,070	19,003	(71,803)	-	-	(52,800)
	39,078,905	39,079	179,542	(65,126)	(4,209,386)	(4,055,891)
Foreign exchange translation adjustment	-		-	(530,569)	-	(530,569)
Net loss for the period	-	-	-	-	(900,813)	(900,813)
Debt extinguishment (note 5(i))	-	-	3,312,001	-	-	3,312,001
	39,078,905	39,079	3,491,543	(595,695)	(5,110,199)	(2,175,272)

SEE ACCOMPANYING NOTES

Fsona Systems Corp.
(formerly Matrix Ventures, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - expressed in US dollars)

	For the nine-	For the nine
	month period ended	month period ended
	Sept. 30,	Sept. 30,
	2007	2006
	$	$
OPERATING ACTIVITIES
Net loss	(900,813)	(1,295,515)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property, plant and equipment	5,260	2,322
Provision for warranties	44,215	16,186
Issuance of common stock for services	-	271,420
Write-down of amounts due from related party	-	32,654
Write-down of inventory	477,440	-
Deferred income taxes	(155,220)	(31,341)
Gain on disposal of property, plant and equipment	-	(1,501)
Foreign exchange gain	(498,998)	(159,792)
Changes in operating assets and liabilities
Accounts receivable	509,118	(65,666)
Goods and services tax receivable	(30,269)	1,955
Prepaid and other current assets	80,326	34,162
Deferred cost of sales	43,313	-
Inventory	(31,351)	508,001
Accounts payable	(83,136)	(235,106)
Accrued liabilities	(179,746)	(60,994)
Customer deposits and deferred revenue	(126,939)	167,726
Accrued royalty	3,349	6,176
Net cash used in operating activities	(843,451)	(809,313)
INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(638)	(19,713)
Net cash used in investing activities	(638)	(19,713)
FINANCING ACTIVITIES
Proceeds from loans payable	686,445	881,568
Net cash provided by financing activities	686,445	881,568
		)
Effect of foreign exchange rate on changes in cash	(26,913)	162,139
Increase (decrease) in cash	(157,644)	52,542
Cash at the beginning of the period	187,474	278,379
Cash, at the end of the period	2,917	493,060

Supplementary information
Cash interest paid	2,760	2,352
Cash interest received	2,992	5,159
Non-cash investing and financing activities:
Shares issued for services	-	271,420
Debt extinguishment	3,312,001	-

SEE ACCOMPANYING NOTES

Fsona Systems Corp.
(formerly Matrix Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - expressed in US dollars)

September 30, 2007 and December 31, 2006

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of business

Matrix was incorporated under the laws of the State of Nevada, on February 2, 2004 as Matrix Ventures Inc. On February 9, 2007 the Company closed the transaction contemplated in the Share Exchange Agreement (the “Agreement”) dated February 8, 2007 with Fsona Systems Corp. (“Fsona”), a company incorporated under the laws of the state of Nevada on August 10, 2005. Under the Agreement, the Company agreed to acquire all of the issued and outstanding shares of Fsona in exchange for 20,075,835 common shares of the Company. As of the closing date, the former stockholders of Fsona held approximately 51% of the issued and outstanding common shares of the Company. The acquisition of Fsona was recorded as a reverse acquisition for accounting purposes. Fsona, the acquired entity, is regarded as the predecessor entity as of February 9, 2007 and the Company adopted the year end of Fsona, being December 31. In accordance with the provisions governing the accounting for reverse acquisitions (Note 3), the comparative figures presented as at December 31, 2006 and September 30, 2006 are those of Fsona.

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

These accompanying interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At September 30, 2007, the Company has negative working capital and has a consolidated accumulated deficit of $5,110,199 as at September 30, 2007. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations. The Company plans to raise additional equity and debt capital as necessary to finance the operating and capital requirements of the Company.

Fsona Systems Corp.
(formerly Matrix Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - expressed in US dollars)

September 30, 2007 and December 31, 2006

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION (cont’d…)

The Company had cash on hand of $2,917 at September 30, 2007. Management anticipates that it requires approximately $750,000 over the next twelve months ended September 30, 2008 to carry out its plans. While the Company is expending it’s best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations To the extent that cash needs are not achieved from operating cash flow or existing cash on hand, the Company plans raise necessary cash through equity issuances and/or debt financing. The Company plans to manage its resources and assets on hand and pursue opportunities for further long-term financing, as well as achieving and maintaining a profitable level of operations. Assets on hand and any additional amounts raised will be used for further development of Company’s products and for other working capital purposes. There is no assurance that further financing or profitable business will be achieved, accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should Company be unable to continue in existence.

Interim Financial Statements

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures adequate to make the information presented not misleading.

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

Fsona Systems Corp.
(formerly Matrix Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - expressed in US dollars)

September 30, 2007 and December 31, 2006

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

The cumulative effect of applying the provisions of this Interpretation shall be reported as an adjustment to the opening balance of retained earnings for fiscal years in which the enterprise adopts the Interpretation. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application is permitted if the reporting enterprise has not publicly issued financial statements, including interim financial statements, for that fiscal year. Accordingly, the Company has adopted the provisions of this Interpretation in the nine month period ended September 30, 2007. There was no material impact to the Company’s consolidated financial statements upon adoption of this new pronouncement.

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

September 30, 2007 and December 31, 2006

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

In accordance with provisions governing the accounting for reverse acquisition, the figures presented as at December 31, 2006 and September 30, 2006 are those of Fsona Systems Corp.

At the time of the transaction, Fsona Systems Corp. (formerly Matrix Ventures Inc.) had no assets and $52,800 of accounts payable and accrued liabilities (included $28,300 owed to a shareholder of Matrix), which continues to be outstanding, at September 30, 2007.

Unaudited pro-forma revenue, net loss and loss per share assuming the transaction had been completed on January 1, 2006 is as follows:

	Unaudited	Unaudited	Unaudited
	proforma for	proforma for	proforma for
	the three-month	the three-month	the nine-month
	period ended	period ended	period ended
	Sept. 30,	Sept. 30,	September 30,
	2007	2006	2006
Revenue	$226,711	$633,707	$1,652,882
Net loss for the period	$(538,351)	$(608,092)	$(1,314,278)
Basic and diluted loss per share	$(0.01)	$(0.07)	$(0.22)

Fsona Systems Corp.
(formerly Matrix Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - expressed in US dollars)

4.	INVENTORY

	Sept. 30,	December 31,
	2007	2006
	$	$
Raw materials	573,093	919,510
Work in progress	52,456	75,582
Finished goods	71,837	23,558
	697,386	1,018,650
Less: current portion	697,386	499,130
Long term portion	-	519,520

During the three-month period ended September 30, 2007 the Company recorded a $477,440 write-down of raw materials inventory, due to slow-moving inventory components. This write-down has been recorded as part of cost of sales in the Consolidated Statement of Operations. As a result of this write-down, all of the Company’s inventory is now expected to be consumed within the twelve-month period ending September 30, 2008. As at December 31, 2006, included in raw materials inventory were components that were not expected to be consumed within the twelve-month period following the Balance Sheet date and hence were disclosed as long term inventory.

5.	LOANS PAYABLE

The loans payable represent amounts outstanding as at:

	Sept. 30	December 31
	2007	2006
	$	$

Loan payable to Everona Limited (the Company’s controlling stockholder)
non-interest bearing, no terms of repayment and
collateralized by a general security agreement covering all
present and after acquired assets of the Company	605,686	605,686

Amounts payable to Crown Capital Partners S.A. (“Crown”)
(former controlling stockholder of the Company), non-interest bearing,
unsecured and no terms of repayment	1,123,512	436,275

Amounts payable to Crown by Everona upon change of control,
interest bearing, unsecured and have no terms of repayment [i]	-	3,312,001
	1,729,198	4,353,962

Less: current portion	1,729,198	4,353,962
Long-term portion	-	-

[i]

On March 28, 2006, Crown entered into an agreement with Everona Limited (“Everona”) to sell to Everona its 100% interest (823 shares) in the Company and $3,312,001 of amounts previously advanced to the Company in exchange for an interest-bearing promissory note from Everona to Crown equal to $3,312,001.

Fsona Systems Corp.
(formerly Matrix Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - expressed in US dollars)

September 30, 2007 and December 31, 2006

5.	LOANS PAYABLE (cont’d)

Following the acquisition, in March 28, 2006 Everona entered into an agreement with the Company to convert the amounts owed to it by the Company in exchange for 18,552,680 shares of the Company’s common stock. During the period ended September 30, 2007, management believes the transaction between stockholders principally involving amounts previously advanced by Crown has fully satisfied conditions for debt extinguishment. Accordingly, the amount owing from Everona to Crown that was carried on the Company’s balance sheet as a liability has been reclassified as equity of the Company.

[ii]	Subsequent to September 30, 2007 Crown advanced the Company an additional $45,000. The loan is non-interest bearing, unsecured, and bears no terms of repayment.

6.	CAPITAL STOCK

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

7.	SEGMENTED INFORMATION

The Company operates in one primary operating segment, that being the design, manufactures and sale of optical wireless equipment.

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30 , 2007	Sept. 30 , 2006
	$	$	$	$
Revenues
Canada	4,222	714	3,991	25,976
United States	47,228	275,764	337,863	563,117
Asia-Pacific	363	74,594	96,976	74,138
Central andLatin	49,600	208,804		547,119
America			119,840
Europe	40,222	15,407	198,567	57,634
Middle East and Africa	85,076	58,424	212,900	384,898
	226,711	633,707	970,137	1,652,882

No single customer accounted for revenues in excess of 10% of the total revenue for the nine month period ended September 30, 2007. Two customers accounted for 10% and 20% of revenue for the nine month period ended September 30, 2006). Substantially all of the Company’s assets are located in Canada and are denominated in Canadian dollars.

Fsona Systems Corp.
(formerly Matrix Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - expressed in US dollars)

September 30, 2007 and December 31, 2006

8.	COMMITMENTS AND CONTINGENCIES

a]	TPC audit

In January 2004, Technologies Partnership Canada (“TPC”) commissioned an audit of Fsona’s predecessor company (fSONA Communications Ltd.) prior claims for TPC funding. TPC indicated that Fsona Communications Ltd. had potentially overstated prior expenditures eligible for funding by approximately $2,192,024 (CDN$2,180,625) which equates to a potential assessment against the Company of $730,600 (CDN$726,801). The Company vigorously disagrees with TPC’s preliminary findings, with the exception of a possible $203,393 (CDN$202,335) overstatement. As the final determination of the TPC audit result has not been made, the likelihood of repayment and the ultimate amount, if any, are not determinable at this time. Accordingly, with the exception of the possible $203,393 (CDN$202,335) overstatement which has been accrued in accrued liabilities, no amount has been recorded in these financial statements. There has been additional $13,978 (CDN$13,905) accrued to the TPC contingency in recognition of fSONA’s portion of cost of the 2004 TPC compliance. Beginning in May 2007 a twelve month payment plan was initiated to pay off the costs accrued for the TPC compliance audit. As of September 30 2007, $6,292 (CDN$6,953) of the $13,978 (CDN$13,905) has been paid.

b]	Litigation

During the normal course of business activity, the Company was involved in litigation proceedings as at September 30, 2007. While the outcome of these matters is subject to future resolution, management's evaluation and analysis of such matters indicates that, individually and in the aggregate, the probable ultimate resolution of such matters will not have a material adverse effect on the Company's financial statements. The outcome of these matters is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement.

9.	SUBSEQUENT EVENT

a]	On October 16, 2007 the Company issued a private placement of 200,000 units at $0.50 per share for gross proceeds of $100,000. Each unit consists of one common share and one share purchase warrant entitling the purchaser to purchase an additional common share at $0.50 per share. The share purchase warrants expire on October 15, 2009.

b]

In November 2007, the Company received $250,000 in connection with a private placement of 500,000 units at $0.50 per share. The units are in the process of being issued. Each unit will consist of one common share and one share purchase warrant entitling the purchaser to purchase an additional common share at $0.50 per share. The share purchase warrants expire on November 15, 2009.

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

     This quarterly report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

     Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" of this quarterly report.

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

Management’s Discussion and Analysis

     You should read the following discussion of our financial condition and results of operations together with the unaudited interim consolidated financial statements and the notes to the unaudited interim consolidated financial statements included in this quarterly report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

     Our net loss for the three months ended September 30, 2007 was $532,135 as compared to a net loss of $600,000 for the three months ended September 30, 2006.

Sales and Cost of Sales

     Sales for the three months ended September 30, 2007 were $226,711, which represents a 64% decrease from sales of $633,707 for the three months ended September 30, 2006. The decrease in sales revenue during this period was primarily attributable to a lengthening of the sales cycle in the Middle Eastern region and reduction and refocusing of the US sales force in an effort to cut operating costs. Subsequent to September 30, 2007, we received an additional $175,000 in new orders increasing our current order backlog to $445,000. Management believes that we will be able t o fulfill certain of our order backlog by raising a modes amount of capital for sales related expenditures. We expect to meet our capital requirements through sales of our equity securities and/or debt financing, if and when available, on commercially acceptable terms.

     Cost of sales for the three months ended September 30, 2007 was $637,836 an increase of 39% from cost of sales of $458,582 for the three months ended September 30, 2006. Cost of sales for the three months ended September 30, 2007 was 281% of total sales compared with 72% of total sales for the three months ended September 30, 2006. This increase can be attributable to a one-time write-down of slow moving inventory of $477,440 during the three month period ended September 30, 2007. Aside from the write-down, other cost of sales for the three month period ended September 30, 2007 was $160,396 or 70% compared to 72% from the same period in 2006. Cost of sales reductions are anticipated as we continue to increase our sales backlog and implement purchasing advantages of increase quantities inventory buys. Direct labour costs and overhead expenses related to our manufacturing are not expected to increase materially as we believe our current facility has the capacity to meet forecasted demand.

Operating Expenses

     Total operating expenses for the three months ended September 30, 2007 were $364,603, which represents a 55% decrease in total operating expenses of $811,246 for the three months ended September 30, 2006. Sales and marketing expenses, research and development expenses as well as general and administrative expenses constitute the major components of our total operating expenses.

     Sales and marketing expenses for the three months ended September 30, 2007 were $111,970, which represents a 74.6% decrease in sales and marketing expenses of $440,592 for the three months ended September 30, 2006. Management anticipates that sales and marketing expenses will increase as we market our products, hire new sales personnel, and support and expand our partner programs.

     General and administrative expenses for the three months ended September 30, 2007 were $101,742, which represents a 56.4% decrease in general and administrative expenses of $233,249 for the three months ended September 30, 2006. Management believes that these costs are projected to rise through the remainder of the fiscal year ended 2007 and into 2008, as we re-build our operations in our Richmond offices.

     Research and development expenses for the three months ended September 30, 2007 were $148,893, which represents a 8.9% increase in research and development expenses of $136,721 for the three months ended September 30, 2006. Management anticipates that these costs will increase through the remainder of the 2007 fiscal year and into the 2008 year. We intend to increase research and development expenses to $625,000 and $825,000 for our 2007 and 2008 fiscal years, respectively. Our research and development efforts have been focused on the completion of our 1250 E product this quarter. Other developments, active tracking on our SONAbeam E product line, the development of lower cost, higher bandwidth products in addition to other product and software upgrades, will continue in the last quarter of 2007 into 2008.

Other Income and Expenses

     During the three months ended September 30, 2007, we recognized a foreign exchange rate gain of $101,016, as compared to a foreign exchange gain of $52 during the three months ended September 30, 2006. Such gains are principally the result of the strengthening Canadian dollar on our net liability position.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

     Our net loss for the nine months ended September 30, 2007 was $900,813 as compared to a net loss of $1,295,515 for the nine months ended September 30, 2006.

Sales and Cost of Sales

     Sales for the nine months ended September 30, 2007 were $970,137 which represents a 41% decrease from sales of $1,652,882 for the nine months ended September 30, 2006. The decrease in sales revenue during this period was primarily attributable to a lengthening of the sales cycle in the Middle East and reduction and refocusing of the US sales force in an effort to cut operating costs. Subsequent to September 30, 2007, we received an additional $175,000 in new orders increasing our current order backlog to $445,000. Management believes that we will be able to fulfill certain of our order backlog by raising a modest amount of capital for sales related expenditures. We expect to meet our capital requirements through sales of our equity securities and/or debt financing, if and when available, on commercially acceptable terms. Cost of sales for the nine months ended September 30, 2007 was $1,212,082, a decrease of 5.5% from cost of sales of $1,283,248 for the nine months ended September 30, 2006. Cost of sales for the nine months ended September 30, 2007 was 125% of total sales compared with 77.6% of total sales for the nine months ended September 30, 2006. This increase can be attributable to a one-time write-down of slow moving inventory of $477,440 during the nine month period ended September 30, 2007. Aside from the write-down, other cost of sales for the nine month period ended September 30, 2007 was $734,642 or 75.7% compared to 77.6% from the same period in 2006. Cost of sales reductions are anticipated as we continue to increase our sales backlog and implement purchasing advantages of increase quantities inventory buys. Direct labour costs and overhead expenses related to our manufacturing are not expected to increase materially as we believe our current facility has the capacity to meet forecasted demand.

Operating Expenses

     Total operating expenses for the nine months ended September 30, 2007 were $1,313,318, which represents a 29.4% decrease in total operating expenses of $1,859,089 for the nine months ended September 30, 2006. Sales and marketing expenses, research and development expenses as well as general and administrative expenses constitute the major components of our total operating expenses.

     Sales and marketing expenses for the nine months ended September 30, 2007 were $441,961, which represents a 52.5% decrease in sales and marketing expenses of $930,172 for the nine months ended September 30, 2006. Management anticipates that sales and marketing expenses will increase as we market our products, hire new sales personnel, and support and expand our partner programs.

     General and administrative expenses for the nine months ended September 30, 2007 were $420,104, which represents a 17.1% decrease in general and administrative expenses of $506,977 for the nine months ended September 30, 2006. Management believes that these costs are projected to rise to $625,000 and $775,000 in our fiscal years ended 2007 and 2008, respectively, as we re-build our operations in our Richmond and offices.

     Research and development expenses for the nine months ended September 30, 2007 were $445,993, which represents a 5.9% increase in research and development expenses of $421,119 for the nine months ended September 30, 2006. Management anticipates that these costs will increase through the remainder of the 2007 fiscal year and into 2008. We intend to increase research and development expenses to $625,000 and $825,000 for our 2007 and 2008 fiscal years, respectively. Our research and development efforts have been focused on the completion of our 1250 E product this quarter. Other developments, active tracking on our SONAbeam E product line, the development of lower cost, higher bandwidth products in addition to other product and software upgrades, will continue in the last quarter of 2007 into 2008.

Other Income and Expenses

     During the nine months ended September 30, 2007, we recognized a foreign exchange rate gain of $498,998, as compared to a foreign exchange gain of $159,792 during the nine months ended September 30, 2006. Such gains are principally the result of the strengthening Canadian dollar on our net liability position.

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

Capital Resources

     As of September 30, 2007, we had cash of $2,917. As of September 30, 2007, we had a working capital deficiency of $2,193,038 compared with a working capital deficiency of $4,542,158 as of December 31, 2006, which represents a decrease in working capital deficiency of $2,349,120. The decrease in the working capital deficiency is largely due to the settlement of debt ($3,312,001) during the nine month period ended September 30, 2007.

     We have suffered recurring losses. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued extension of credit by our creditors, the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

     Management believes that our company's cash and cash equivalents and cash provided by operating activities will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require approximately $750,000 over the next twelve month period ending September 30, 2008 to fund our operating cash shortfall. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities and/or debt financing. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

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

Cash Flow Used in Operating Activities

     Operating activities used cash of $843,451 for the nine months ended September 30, 2007 as compared to $809,313 for the nine months ended September 30, 2006. The cash used in operating activities for the nine month period ended September 30, 2007, was primarily attributable to our net loss for the period.

     We anticipate that operating expenses will increase through the remainder of the 2007 fiscal year and into 2008. We intend to incur higher operating costs to fund increased sales and marketing activities over the next two years.

Cash Flow Used in Investing Activities

     Investing activities used cash of $638 for the nine months ended September 30, 2007 as compared to providing cash of $19,713 for the nine months ended September 30, 2006. The decrease in cash used in investing activities during the period was due to a lack of investing activities during the period.

Cash Flow Provided by Financing Activities

     Financing activities provided cash of $686,445 for the nine months ended September 30, 2007 as compared to $881,568 for the nine months ended September 30, 2006. The cash received during the respective periods were proceeds from certain loans payable.

     On March 28, 2006, fSONA Systems underwent a change in control as a result of the sale of all of fSONA Systems' common shares and a transfer of debt owing by Fsona Systems in the aggregate amount of $3,312,001 between two shareholders. The intercompany debt of $3,312,001was subsequently converted into 18,552,518 shares of Fsona Systems following the transfer. During the nine month period ended September 30, 2007, management believes the transaction between stockholders principally involving amounts previously advanced by Crown has fully satisfied conditions for debt extinguishment. Accordingly, the amount owing from Everona to Crown that was carried on our balance sheet as a liability has been reclassified as equity of our company.

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

Revenue Recognition

     Revenues are predominantly derived from sales of products and extended warranties. Revenues also consist of installation, training and post contract customer support services which are not considered material.

     We recognize revenue in accordance with Staff Accounting Bulletin No. 104 Revenue Recognition and Statement of Position (“SOP”) 97-2. Our company sells a broad line of optical wireless products for use in communication networks which include computer hardware and software. Revenue from the sales of these wireless products, which include hardware and software, is recognized when the complete system including the software is delivered, the fees are fixed and determinable, the resulting receivable is deemed collectible by management and any uncertainties with regard to customer acceptance are insignificant. Software licenses are not sold separately. In an arrangement with multiple deliverables, as the fee for the undelivered post-contract customer support ("PCS") is included with the initial licensing fee, the support period is less than one year, the estimated cost of providing PCS during the arrangement is insignificant and there is no offer of unspecified upgrades or enhancements, the revenue associated with the PCS are recognized at the time when revenue from the sales of the products are recognized. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as customer deposits. Where any of the above criteria is not met, our company defers the revenue until such time as it is appropriate to recognize revenue. The associated costs incurred on the revenue are also deferred until the revenue is recognized. Our company defers revenue from separately priced warranty contracts and recognizes it in income on a straight-line basis over the contract period.

     Where rights of return exist and the criteria of Statement of Financial Accounting Standard (“SFAS”) 48 “Revenue Recognition When Right of Return Exists” are not met, revenues are not recognized until such time that all of the criteria are met. We consider factors including customer type, fixed or determinable fees and the ability to reasonably estimate returns.

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

Inventory Reserves

     We also make ongoing estimates relating to the market value of inventories, based upon our assumptions about future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record a reserve equal to the difference between the cost of the inventory and the estimated net realizable market value. This reserve is recorded as a charge to cost of goods sold. If changes in market conditions result in reductions in the estimated market value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination and record a charge to cost of goods sold. During the three month period ended September 30, 2007, we recognized a $477,440 write-down on certain raw materials inventory.

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

Debt Extinguishment

     On March 28, 2006, Crown Capital (our company’s former 100% stockholder) entered into an agreement with Everona Limited to sell to Everona its 100% interest in our company and $3,312,001 of the loan in exchange for an interest-bearing promissory note from Everona to Crown Capital equal to $3,312,001. Following the acquisition, Everona entered into an agreement with our company to convert the amounts owed to it by our company in exchange for 18,552,518 shares of our company's common stock. During the nine month period ended September 30, 2007, management believes the transaction between stockholders principally involving amounts previously advanced by Crown has fully satisfied conditions for debt extinguishment. Accordingly, the amount owing from Everona to Crown that was carried on our balance sheet as a liability has been reclassified as equity of our company.

Recently Issued Accounting Standards

     For a discussion of recently issued accounting standards relevant to our financial performance, see Note 2 of Notes to our September 30, 2007 unaudited interim consolidated financial statements included elsewhere in this quarterly report.

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

  support our planned growth and carry out our business plan;

  continue progress in our research and development programs;

  protect our intellectual property;

  hire top quality personnel for all areas of our business;

  address competing technological and market developments;

  establish additional collaborative relationships; and

  market and develop our technologies.

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

     We incurred net losses of $990,813 for the nine months ended September 30, 2007. At September 30, 2007, the accumulated deficit was $5,110,199 We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

  developing technologies that improve the performance of existing copper alternatives;

  developing methods for lowering the cost of fiber optic cable; or

  developing new and improved point-to-point and wide area wireless solutions.

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

Our international operations subject us to a number of risks, including unfavourable political, regulatory, labor and tax conditions in foreign countries.

     Our international operations subject us to the legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent to international operations include the following:

  difficulty in enforcing agreements in foreign legal systems;

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

  inability to obtain, maintain or enforce intellectual property rights;

  changes in general economic and political conditions in the countries in which we operate;

  unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to export duties and quotas;

  difficulty with staffing and managing widespread operations;

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

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

     In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Item 3. Controls and Procedures.

     As of September 30, 2007, our company carried out an evaluation, under the supervision and with the participation of our company's management, including our company's principal executive and financial officer, of the effectiveness of the design and operation of our company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our company's principal executive and financial officer concluded that as of September 30, 2007, our company's disclosure controls and procedures were not effective. There has not been any change in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Our company does not have an adequate number of independent board members nor an independent audit committee. In addition, the lack of employees results in our company's inability to have a sufficient segregation of duties within its accounting and financial activities. These absences constitute material weaknesses in our company's corporate governance structure and internal controls.

     Our company is currently addressing our board member composition, and hopes to remedy the situation by December 31, 2007.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     During the normal course of business activity, our company is involved in a litigation proceeding as at September 30, 2007. While the outcome of these matters is subject to future resolution, management's evaluation and analysis of such matters indicates that, individually and in the aggregate, the probable ultimate resolution of such matters will not have a material adverse effect on our financial statements. The outcome of these matters is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On October 16, 2007 we entered into an offshore Private Placement Subscription Agreement with an offshore subscriber, whereby we agreed to issue 200,000 units at a price of US$0.50 per unit, for aggregate proceeds of US$100,000. Each unit consists of one common share in the capital of our company and one common share purchase warrant, which warrant entitles the holder to purchase one additional common share in the capital of our company, at a price of US$0.50 per share, for a period of two years.

     We issued the units to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in offshore transactions relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

      On November 16, 2007 we entered into an offshore Private Placement Subscription Agreement with an offshore subscriber, whereby we agreed to issue 500,000 units at a price of US$0.50 per unit, for aggregate proceeds of US$250,000. Each unit consists of one common share in the capital of our company and one common share purchase warrant, which warrant entitles the holder to purchase one additional common share in the capital of our company, at a price of US$0.50 per share, for a period of two years. The units are in the process of being issued.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement dated February 8, 2007, among our company, FSona Systems and the

Exhibit
Number	Description
former shareholders of FSona Systems (incorporated by reference from our Current Report on Form 8- K filed on February 1, 2007)
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on November 12, 2004)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on November 12, 2004)
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
November 19, 2007