Form 10KSB
period 2007-12-31
FSONA SYSTEMS CORP.
filed 2008-05-16
CIK 1305451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ] Commission file number 333-120382

FSONA SYSTEMS CORP.
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11120 Horseshoe Way, Suite 140, Richmond, British
Columbia, Canada	V7Q 5H7
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 604.273.6333

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State issuer’s revenues for its most recent fiscal year. $1,430,835

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

21,334,885 common shares @ $0.45 (1) = $9,600,698.20
(1) Average of bid and ask closing prices on May 6, 2008.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

40,278,905 common shares issued and outstanding as of May 6, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

PART I

Item 1. Description of Business

This annual report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all references to “common shares” refer to the common shares of our capital stock.

As used in this annual report, the terms “we”, “us” and “our” mean fSONA Systems Corp., unless otherwise indicated.

Corporate History

Our company was incorporated in the State of Nevada on February 2, 2004. On April 5, 2007, we incorporated a wholly-owned Nevada subsidiary for the sole purpose of effecting a name change through a merger with our subsidiary. On April 13, 2007, we merged our subsidiary with and into our company, with our company continuing on as the surviving corporation under the name fSONA Systems Corp. Our name change was effected with NASDAQ on April 19, 2007 and our common shares became quoted on the OTC Bulletin Board on April 19, 2007 under the new stock symbol of “FSON”. In addition, on April 13, 2007 we effected an eight point twenty-three (8.23) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock to 617,250,000 shares of common stock.

Following incorporation, we were engaged in the business of acquiring and disposing of mineral properties. On April 21, 2004, we obtained an exclusive option to acquire a 100% interest in a mineral claim known as the Wanapitei River Property pursuant to the terms of an agreement with Terry Loney. We were not successful in implementing our business plan as a company engaged in the acquisition and disposition of mineral properties. As management of our company investigated opportunities and challenges in the business of being a mineral based company, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. Accordingly, we abandoned our mineral business and elected not to exercise the option to acquire the interest in the Wanapitei River Property.

On February 8, 2007, we entered into a share exchange agreement with FSona Systems Corp. (now known as fSONA Systems (Operating) Corp.) and the shareholders of FSona Systems. The share exchange agreement contemplated our company acquiring all of the issued and outstanding common shares of FSona Systems in exchange for the issuance by our company of 20,075,835 common shares. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding shares of FSona Systems occurred on February 9, 2007. As of the closing date, the former shareholders of FSona Systems held approximately 51.4% of the issued and outstanding common shares of our company. The acquisition of FSona

Systems is deemed to be a reverse acquisition for accounting purposes. FSona Systems, the acquired entity, is regarded as the predecessor entity as of February 9, 2007. Starting with the periodic report for the quarter in which the acquisition was consummated, our company files annual and quarterly reports based on the December 31 fiscal year end of FSona Systems. Such financial statements depict the operating results of FSona Systems, including the acquisition of our company, from February 9, 2007.

Our Current Business

As of the closing date of the share exchange agreement on February 9, 2007, our company commenced the business of providing point-to-point broadband wireless connectivity solutions. Specifically, we manufacture and sell wireless transceivers that transfer data between two points using infrared laser beams, such as voice, data, video, internet messages and large computer files. Our products offer a point-to-point, line of sight, wireless high-speed communications link established between two transceiver units, which are “linked” wirelessly through the alignment of our SONAbeam™ products which transmit data via a laser beam. Our transceiver units are designed to provide wireless link transmission of data at speeds of up to 2.5 gigabits per second, with transmission similar to those obtained with fiber, and to transmit that data at distances of up to 7 km in clear weather conditions. In addition to being fast, reliable and cost effective, our SONAbeam™ products can be rapidly installed and redeployed. Our business strategy is to generate revenues through the commercialization of our technologies. Our target customers include the military, government, carriers, service providers, private enterprise and other entities seeking wireless communication solutions. Our products operate based on eye-safe 1550 nanometer wavelength free space optics technology, and could potentially be similar in data rates to fiber optic cable. Free space optics operates when a laser transmitter generates focused light waves that carry data through the atmosphere to an optical receiver that recognizes those light waves.

Technology Overview – Free Space Optics

Free space optics, also called free space photonics or optical wireless, refers to the transfer of modulated visible or infrared beams through the atmosphere to obtain broadband communications. Free space optics works by transferring invisible light beams from one transceiver to another using low power infrared lasers in the teraHertz spectrum.

Free space optics systems use lasers to transmit data, but instead of enclosing the data stream in a glass fiber similar to that of a wired fiber optic connection, it transmits data using a wireless connection, through the air. As a result, users receive the speed of a wired fiber optic connection, without having to undertake the substantial infrastructure costs necessary to install a wired fiber optic connection. Free space optic systems are able to transmit and receive data through windows, making it possible to mount wireless transceivers inside buildings, reducing the need to compete for roof or tower space and simplifying installation. In addition, free space optics systems require no government licensing and wireless transceivers can be readily deployed within hours of the availability of line-of-sight access. Our wireless transceiver products are able to transmit data anywhere between 50 meters and 7 kilometers. Transmission distance is dependent on weather conditions and we utilize visibility data to calculate the appropriate path distance and link margin.

Products

Our products consist of eleven models in three distinct product lines, consisting of the SONAbeam™ M Series, the SONAbeam™ S Series and the SONAbeam™ E Series. Each model is differentiated by its bit rate and operational range. To date, our transceivers have been used by the United States government and have been deployed commercially in over 40 countries worldwide.

SONAbeam™ Model	Rate in Mbps (rate adaptive)	Maximum Recommended Range	Protocols
SONAbeam™ 52-E	10 to 68	3,850m (2.39 miles)	Ethernet, N x T1/E1, DS3/E3, OC-1/STM-0
SONAbeam™ 52-M	10 to 68	7700m (4.80 miles)	Ethernet, N x T1/E1, DS3/E3, OC-1/STM-0
SONAbeam™ 155-E	31 to 180	3,300m (2.10 miles)	N x T1/E1, DS3/E3, Fast Ethernet, OC-3/STM-1
SONAbeam™ 155-S	31 to 180	4,450m (2.80 miles)	N x T1/E1, DS3/E3Fast Ethernet, OC-3,/STM-1
SONAbeam™ 155-M	31 to 180	6,400m (4.00 miles)	N x T1/E1, DS3/E3, Fast Ethernet, OC-3/STM-1
SONAbeam™ 622-S	100 to 715	3,400m (1.98 miles)	Fast Ethernet, OC-3/STM- 1, OC-12/STM-4
SONAbeam™ 622-M	100 to 715	5,500m (3.29 miles)	Fast Ethernet, OC-3/STM- 1, OC-12/STM-4
SONAbeam™1250-E NOT SHIPPED - BETA REQUIRED	100 to 1500	2,600m ( 1.6 miles)	Fast Ethernet, OC-3/STM- 1,OC-12/STM-4, Gigabit Ethernet
SONAbeam™ 1250-S	100 to 1500	3,200m (1.98 miles)	Fast Ethernet, OC-3/STM- 1, OC-12/STM-4, Gigabit Ethernet Fast Ethernet, OC-3/STM-
SONAbeam™ 1250-M	100 to 1500	5,300m (3.29 miles)	1, OC-12/STM-4, Gigabit Ethernet
SONAbeam™ 2500-M SHIPPED BUT MORE R&D REQUIRED	125 to 2448	5,000m (3.1 miles)	Fast Ethernet, OC-3/STM- 1, OC12/STM-4, Gigabit Ethernet, OC-48/STM-16

SONAbeam™ M Series

The SONAbeam™ M Series provides a medium range, high-availability communication link. The product features four laser diode transmitters, an eight inch receiver, and a rugged, cast-aluminum, environmentally-sealed housing. The product incorporates four spacially diverse transmitters around a large receiver to ensure transmission integrity in challenging environmental conditions and to combat scintillation and obstructions. The typical range of our M Series products is between 50 meters and 7 kilometers. The SONAbeam™ M is 48 DC power sourced, with an option to use an external AC power supply as needed.

SONAbeam™ S Series

The SONAbeam™ S Series provides a compact low-cost product for short-range, all-weather, high availability communication link for commercial, industrial and carrier applications. Lightweight and compact, the S Series features a rugged exterior housing similar to the M Series, thereby making it equally suitable for outdoor operation in all weather environments. The product incorporates two spatially diverse transmitters that transmit to a 4 inch receiving aperture. The typical range of our S Series products is between 50 meters and 4 kilometers. The SONAbeam™ S system is AC powered, but media converters are available.

SONAbeam™ E Series

The SONAbeam™ E Series provides a cost-effective communication link for short-distance applications, typically between 50 meters and 3 kilometers. The E Series was designed to be flexible in regards to its application. As a result, the E Series was designed with a field swappable network interface card which makes ramping-up bandwidth or switching protocols quick and inexpensive. The unit can be ordered with AC or DC power options. The E Series can be easily transported to installation sites making it ideal for situations that require rapid deployment.

Product Services

In connection to the purchase of our SONAbeam™ wireless transceivers, we offer customers installation support, maintenance support and training services. In regards to installation support, we assist customers with system planning, installation, configuration and software application concerns. For ongoing maintenance support, we have developed a maintenance program that ensures customers receive the latest versions of our documentation, software, and access to a variety of technical assistance. We also offer technical telephone support 24 hours per day 7 days per week. Finally, we provide training courses on a fee-per-student basis for partners and customers who deploy or use our wireless transceivers.

Sales and Marketing

Over the past four years we have assessed and targeted several different markets. These activities have included product trials in multiple carrier environments, testing and certification, and direct competitive testing. We also maintain a website at www.fSONA.com. Information on our website does not form part of this annual report.

During 2007, FSona Systems consolidated the US sales office with our offices in Richmond, B.C. We will continue to pursue the US market segments through agents and a commissioned sales force. We still believe that there are significant opportunities in the US, we will pursue them with this more cost effective sales approach. We will continue to support and sell accounts with the high quality of service that we have become known for through our Canadian office.

Our sales and marketing expenses consist primarily of personnel costs for the sales and marketing staff, marketing programs, travel and tradeshow expenses, and overhead allocations. Support expense consists of customer support and training costs.

We have narrowed the focus of our sales and marketing activities to three primary target markets; military and government, service providers and private enterprise - the latter two market sectors have more of an international focus. We believe that these sectors are in the early stages of deployment and represent the most significant market opportunities to sell our SONAbeam™ wireless transceivers.

Military and Government/Homeland Security

We believe that military bases and other government facilities, including ports of entry, need to expand connectivity while maintaining security and safety. Laying fiber can be too costly to connect all the buildings or points of presence on a base or a complex of government buildings. Secure, undetectable and easily installed, the SONAbeam™ wireless transceivers are able to connect large areas with minimal planning and deployment time. Typical military and government applications include last-mile connectivity, cross campus networking, digital video transport, sensor and surveillance data transmission, disaster recovery, continuity of operations, biometric security, and physical redundancy with fiber or other wireless technologies.

Service Providers

While bandwidth is available on most metro fiber rings, carriers often can’t justify laying fiber to each and every building in an area, which can limit communication. SONAbeam™ wireless transceivers can allow service providers to increase their fiber ring revenue base by installing lateral links to off-net buildings, responding quickly and cost efficiently to the need of any customer. Typical applications include last-mile connectivity, cellular backhaul, connectivity with progressive networks (WiFi/WiMax), remote cell site extension and business continuity and disaster recovery.

Private Enterprise

As requirements grow and the use of corporate networks expands, the need to connect off-net facilities with high bandwidth data connectivity increases. Companies, airports, hospitals and schools can use SONAbeam™ wireless transceivers to connect buildings within their campus environments. Offering the speed of fiber optic cable at a lower cost and greater flexibility than fixed link wire line solutions. SONAbeam™ wireless transceivers can readily be redeployed in the event of a site consolidation or move. Applications include LAN/WAN extensions, last-mile and campus connectivity, business continuity and disaster recovery, and digital video/security transmission.

Significant Suppliers

We are not dependent on any single supplier for any of our components or assemblies used in the manufacture of our products. We do, however, have preferred suppliers which we have used for a number of years. Due to the large number of alternative suppliers who offer similar products on terms similar to our current suppliers, we believe that our company will be able to enter into supplier relationships with other suppliers on substantially the same terms without adverse consequences to our business operations if any of our current supplier relationships are terminated for any reason.

Significant Customers

Although we are not dependent on one or more customers, we had 3 customers that collectively accounted for 20% of our revenue during the year ended December 31, 2007, although none of the three individually comprised greater than 10% of revenue. Two customers each accounted for 12% of revenue during the year ended December 31, 2006.

Intellectual Property

General

We rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. We require all current and future employees, consultants, contractors, manufacturers, outside collaborators, directors on our board, and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. We require signed confidentiality or material transfer agreements from any company that receives confidential information from our company. We intend to ensure that, in the case of employees, consultants and contractors, any agreements that our company enters into with such persons will generally provide that all inventions conceived by the person while rendering services to us shall be assigned to us as the exclusive property of our company. We can offer no assurance, however, that all persons who we seek to sign such agreements will sign, or if they do, that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

Our success will depend in part on our ability to commercialize our technology without infringing the proprietary rights of others. We have not conducted freedom of use patent searches and no assurance can be given that patents do not exist or could not be filed which would have an adverse affect on our ability to market our technology or maintain our competitive position with respect to our technology. If our technologies or subject matter are claimed under other existing United States or foreign patents or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology. There can be no assurances that we will be able to obtain such licenses or that such licenses, if available, may be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses may result in delays in marketing our proposed technology or the inability to proceed with the development, manufacture or sale of products requiring such licenses, which may have a material adverse affect on our business, financial condition and results of operations. If we are required to defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease our development and commercialization of our technology.

Patents and Patent Applications

Our company has filed numerous provisional patent applications for our laser communication system design and related sub-systems. To date, we have been granted the following three patents: one for our Enhanced Gregorian Telescope, providing an unparalleled short focal length telescope platform, one for our thermal electric cooler controller and one for a portable laser transceiver system.

The validity and breadth of claims in patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that any patents based on pending patent applications or any future patent applications by us, or any future licensors, will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of the provisional patent applications that have been or may be issued to us or our licensors will be held valid if subsequently challenged or that others will not claim rights in or ownership of the provisional patent applications and other proprietary rights held or licensed by us. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our technology or design around any patents that may be issued to us or our licensors. Since provisional patent applications in the United States are maintained in secrecy until patents are issued, we also cannot be certain that others have not or will not file prior applications for inventions covered by our, and our licensors’ pending patent applications, nor can we be certain that we will not infringe any patents that may be issued to others on such applications.

Trademarks

The following are registered trademarks of our company: fSONA, SONAbeam, Wireless at the speed of light and True eye-safe.

Domain Names

We own and operate the following registered internet domain names: fSONA.ca, sonabeam.com, fSONA.com, and free-space-optic.com. The information contained on our websites does not form part of this annual report.

Research and Development

We spent $623,213 on research and development during the year ended December 31, 2007 and $660,313 during the year ended December 31, 2006. Such funds have been used to maintain a core engineering team. The funds allocated during the respective periods were focused on product and software improvements. We maintain a manufacturing, research and development office at our facility located at 11120 Horseshoe Way, Suite 140, Richmond, British Columbia, Canada, in which we have 11 full time employees. In order to maintain a competitive edge in the marketplace, we intend to initiate a number of product development programs aimed at a combination of upgrading and leveraging the existing technology, developing new next generation free space optics technologies for the telecom marketplace, as well as leveraging our current strengths into new market segments.

Competition

We compete with a number of different companies who sell wireless transceivers based on free space technology. These companies include; MRV Communications, Inc., PAV Data Systems Ltd., Canon and Lightpointe, Inc. Wireless transceivers based on free space technology are essentially differentiated by four main characteristics:

  Bandwidth;

  Performance;

  Mechanical Design; and

  Price.

We believe that our SONAbeam™ wireless transceivers lead our competitors in bandwidth, performance and mechanical design, while remaining price competitive.

We also compete with a number of different companies who offer various other wireless technologies as described below:

Microwave

Licensed microwave vendors such as Alcatel, Harris, DMC Stratex and Ericsson have been selling point-to-point radios at frequencies between 6 and 39 GHz to international carriers and service providers around the world. There is approximately $2 billion worth of point-to-point microwave systems installed worldwide, with 80 percent outside of the United States. Historically, these products are sold at bandwidths between 1.5 and 45 Mbps. Each of these vendors offers products capable of up to at least 155 Mbps, with some offering products at 622 Mbps. We compete directly with these companies in markets where there is a highly regulated spectrum environment and typically at the higher data rates (100 Mbps to 1.5Gbps) . Spectrum costs and regulatory requirements are an intrinsic overhead cost for microwave products that does not exist with free space optics. Unlike our optical wireless products, microwave technology emits electro-magnetic interference and is regulated by the Federal Communications Commission in the United States and the International Telecommunications Union internationally. Additionally, many countries have issues with the spectrum utilization already operating at capacity; where it may no longer be physically possible to add new services using microwave. In these markets unlicensed wireless technologies are the only choice.

Unlicensed Radio

Unlicensed radios are systems that operate at frequencies below 6 GHz. Typically, these products offer bandwidths of 1.5 Mbps to a maximum of 100 Mbps. Some of these companies are Alvarion, Proxim, Redline and WiLAN. As with any technology, unlicensed radio frequency has its challenges; the two primary challenges in this space are raw bandwidth and cross system interference. The interference issue arises inherently since the installation of the equipment is unlicensed and uncontrolled to a large degree. Additionally, unlicensed radio frequencies are not consistent on a global basis and vary from country to country. We work with these companies in both complementary and competitive environments. Because both products are unlicensed, service providers will often look to combine a high data rate SONAbeam™ with a lower data rate unlicensed radio to provide a redundant service.

Millimeter Wave

The millimeter wave industry has paralleled the free space optics industry in many ways, including life span; the commercial industry having started at approximately the same time. Millimeter wave is a radio frequency that operates at frequencies above 57 GHz. At these frequencies, the manufacturers are able to provide data rates from 100 Mbps to 1 Gbps. However, like all radio frequency products that operate above 10 GHz, millimeter wave products are severely affected by rain, an environmental factor more easily dealt with by free space optics. Due to the fact that millimeter wave radios operate at higher frequencies, like free space optics they are strictly metropolitan or campus area solutions. Some of these companies are Bridgewave and Gigabeam.

Government Regulation

Neither our company nor our company’s products or services are regulated by the government in any of our markets and no permits specific to our industry are required in order for our company to operate or to sell our products and services. Our company is not subject to any legislation specific to our industry, company or products and services. While the Federal Communications Commission regulates the licensing, construction, operation, acquisition and transfer of radio frequency wireless communication systems in the United States, our technology is not subject to the regulations of the Federal Communications Commission because there are no interference emission issues. However, the Food and Drug Administration regulates the eye-safety of our products and our 1550 nm wavelength products are certified Class IM eye-safe.

Employees

Our company is currently operated by Andrew Grieve as our president, secretary and treasurer. As of May 6, 2008, we had 11 full time employees, including 5 in engineering, 2 in manufacturing, 1 in sales and marketing, and 3 in administration. We are not a party to any collective bargaining agreement. We believe our relations with our employees to be satisfactory.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

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

We incurred net losses of $1,160,159 for the year ended December 31, 2007. At December 31, 2007, the accumulated deficit was $5,369,545. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our technology gains market acceptance sufficient to generate a sustainable level of income from the commercialization of our technology. Our history of losses raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in the independent registered public accounting firm’s report on the financial statements of our company for the year ended December 31, 2007. If the going concern assumption was not appropriate for these financial statements, then adjustments would be necessary to the carrying value of assets and liabilities, the reported loss and the balance sheet classification used.

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

Our customers’ failure to obtain the access rights necessary to install our equipment could adversely affect our ability to expand our business.

Our customers may not be able to obtain, from building owners or managers, access rights to buildings, rooftops or towers to successfully install and service our equipment as planned. If our customers do not have access to a window from which to transmit, our customers will require access rights to the building and rooftop where our products will be placed in order to install our equipment. Our customers’ failure to obtain access rights at the pace and locations necessary could have an adverse affect on our business and financial condition. In addition, customers may need to obtain zoning or other governmental approvals in order to place our products on a particular building or in a particular area. They may not be able to obtain these approvals in a timely manner, or at all.

It could prove costly for us to effectively compete in the intensely competitive telecommunications equipment industry, which failure could negatively impact our financial results.

Both the telecommunications equipment industry in general and the wireless communications equipment industry in particular are intensely competitive. Companies operating in the telecommunications equipment industry are always seeking to develop viable wire line and wireless high-speed communications products and services, whether it is by:

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

Our success and ability to compete depends to a significant degree on our proprietary technology. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we may not be able to compete as effectively. The measures we have implemented to protect our proprietary technology and other intellectual property rights are currently based upon a combination of provisional patent applications, patents, trademarks and trade secrets. These measures, however, may not be adequate to prevent the unauthorized use of our proprietary technology and our other intellectual property rights. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, may result in substantial costs and a diversion of our company’s resources. In addition, notwithstanding our rights to our intellectual property, other persons may bring claims against us alleging that we have infringed on their intellectual property rights or claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business or require us to make changes to our technology.

Our products may subject us to product liability exposure and our product liability insurance may not be sufficient to cover these claims.

Use of our products may expose us to product liability claims in the event they cause injury or harm our customers or third parties’ businesses. Although we have product liability insurance, it is possible that our insurance coverage could be insufficient to fully cover potential claims. Due to our limited financial resources, we may not be able to satisfy any liability resulting from these claims, which would negatively affect our financial condition.

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

Trading of our stock may be restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Item 2. Description of Property

Our principal office is located at 11120 Horseshoe Way, Suite 140, Richmond, British Columbia, Canada, V7A 5H7. The 11,207 square foot facility serves as the base of operations for our manufacturing, engineering, research and development, administrative and accounting functions. Our company has leased the premises for the period from August 2005 to August 2010. The monthly lease payment (including estimated operating costs) is $10,069 (CDN$11,625).

Our company has also leased a facility located at 1750 Tysons Boulevard, Suite 240, McLean, Virginia, United States 22102. The 2,700 square foot facility serves as the base of operations for our corporate sales and marketing functions. The term of the lease is for the period from June 2005 to December 2009. The monthly lease payment is approximately $8,995. Although US operations have been downsized we are still responsible for this lease, at present we are recovering portions of the lease payments through month to month subletting of the space. We do not expect the closure of this facility to have a material impact on future sales to US customers.

We believe that the condition of each of our leased properties is satisfactory, suitable and adequate for our current needs.

Item 3. Legal Proceedings

Except as provided below, as of May 15, 2008, our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this annual report. No director, officer or affiliate of our company, or any registered or beneficial shareholder, is an adverse party or has a potential interest adverse to our company.

On November 2, 2005, Arile Technologies Inc. commenced a lawsuit in the Supreme Court of British Columbia (Vancouver Registry) against our company claiming a breach of consulting services contract. We filed a Statement of Defence on November 24, 2005. Motion materials for judgement were filed by Arile Technologies’ counsel on June 9, 2006 for judgement in the amount of approximately $100,000. We provided response materials to Arile Technologies’ application for judgement. On April 9, 2008, Arile Technologies signed a Notice of Discontinuance to be filed with the Supreme Court of British Columbia whereby Arile Technologies agreed to discontinue the proceeding against our company, without costs to any party.

Item 4. Submissions of Matters to a Vote of Security holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The last closing price of our common stock was $0.45 as reported by Yahoo Finance on May 6, 2008.

Our common shares are quoted for trading on the OTC Bulletin Board under the symbol “FSON”. The following quotations obtained from stockwatch.com reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2007	$0.60	$0.46
September 30, 2007	$0.68	$0.55
June 30, 2007	$0.74	$0.68
March 31, 2007	Nil	Nil
December 31, 2006	Nil	Nil
September 30, 2006	$0.10	$0.10
June 30, 2006	Nil	Nil
March 31, 2006	Nil	Nil

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. The transfer agent and registrar for our common stock is Empire Stock Transfer Inc., located at 2470 St. Rose Parkway, Suite 304, Henderson, Nevada 89074 (Telephone: (702) 818-5898; Facsimile: (702) 974-1444). On May 6, 2008, the shareholders’ list of our common shares showed 8 registered shareholders holding 40,278,905 common shares.

Dividend Policy

No cash dividends have been paid by our company on our common stock. We anticipate that our company’s future earnings will be retained to finance the continuing development of our business. The payment of any future dividends will be at the discretion of our company’s board of directors and will depend upon, among other things, future earnings, any contractual restrictions, the success of business activity, regulatory and corporate law requirements and the general financial condition of our company.

Recent Sales of Unregistered Securities

We did not sell any equity securities, that were not registered under the Securities Act of 1933, as amended, during the year ended December 31, 2007 that were not otherwise disclosed in our quarterly reports on Form 10-QSB or our current reports on Form 8-K.

Equity Compensation Plan Information

We do not currently have an equity stock option plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2007.

Item 6. Management Discussion and Analysis or Plan of Operation

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to the audited financial statements included in this annual report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

We are in the business of providing point-to-point broadband wireless connectivity solutions. Specifically, we manufacture and sell wireless transceivers that transfer data between two points using infrared laser beams, such as voice, video and data. Our products offer a point-to-point, line of sight, wireless high-speed communications link established between two transceiver units, which are “linked” wirelessly through the alignment of our SONAbeam™ products which transmit data via a laser beam. Our transceiver units are designed to provide wireless link transmission of data at speeds of up to 2.5 gigabits per second, similar to transmission speeds obtained with fiber, and to transmit that data at distances of up to 7 kilometers. In addition to being fast, reliable and cost effective, our SONAbeam™ products can be rapidly installed and moved. Our business strategy is to generate revenues through the commercialization or licensing of our technologies. Our target customers include the military, government service providers, private enterprise and other enterprises seeking wireless communication solutions.

On February 9, 2007, we completed a share exchange agreement with FSona Systems and the former shareholders of FSona Systems. As a result of the share exchange agreement, we abandoned our previous business and commenced the business of engineering, manufacturing and distributing SONAbeams. Because we are the successor business to FSona Systems and because the operations and assets of FSona Systems represents our entire business and operations from the closing date of the share exchange agreement, our management’s discussion and analysis and audited financial statements are based on FSona Systems’ financial results for the relevant periods.

Results of Operations – Fiscal Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net Loss

Net loss for the year ended December 31, 2007 was $1,160,159, as compared to a net loss for the year ended December 31, 2006 of $1,734,087.

Sales and Cost of Sales

Sales for the year ended December 31, 2007 were $1,430,835, as compared to sales for the year ended December 31, 2006 which were $2,780,408. The decrease in sales for the year ended December 31, 2007 was primarily attributable to reduction in the US sales force, lack of operating capital to ship some orders. Going forward, management’s plan is to rebuild and restructure our sales force, support and expand our partner network, as well as rebuild our inventory levels to maximize product delivery lead times and shorten sales cycles.

Cost of sales for the year ended December 31, 2007 was $1,523,052, as compared to cost of sales of $2,070,607 for the year ended December 31, 2006. The general increase in our cost of sales as a percentage of sales, 107% versus 74%, was due to a write-down of inventory in the amount of $477,440. Management anticipates that cost of sales will decrease proportionately once we are properly capitalized due to the ability to purchase in higher volumes, avoid pre-payments and cash-on-delivery arrangements, and thereby result in an overall reduction in our bill of materials.

Operating Expenses

Total operating expenses for the year ended December 31, 2007 were $1,759,892 as compared to total operating expenses of $2,436,346 for the year ended December 31, 2006. Sales and marketing expenses as well as general and administrative expenses constitute the major components of FSona Systems’ total operating expenses.

Sales and marketing expenses for the year ended December 31, 2007 were $580,434 as compared to sales and marketing expenses of $939,301 for the year ended December 31, 2006. The decrease was the result of a reduction of our sales force as a result of consolidating our US and Canadian sales offices. Activities in US market segments continue through agents and a commissioned sales force. Management anticipates that these costs will increase as we promote and market our products via trade show participation and other industry media, increase our sales force, and support our partner network with co-op marketing programs and sales support.

General and administrative expenses for the year ended December 31, 2007 were $548,971 as compared to general and administrative expenses of $832,957 for the year ended December 31, 2006. The decrease of general and administrative expenses during our fiscal year ended December 31, 2007 was mainly due to administrative costs associated with the US Operations being eliminated and the functional duties being absorbed into the Canadian operations. Management expects that these costs will increase when we hire a Chief Financial Officer and other administrative support personnel.

Research and development expenses for the year ended December 31, 2007 were $623,213 as compared to research and development expenses of $660,313 for the year ended December 31, 2006. Management anticipates that our company will spend a greater amount of capital resources on research and development activities going forward. We intend to increase research and development to $750,000 and $840,000 for our 2008 and 2009 fiscal years, respectively.

Other Income and Expenses

During the year ended December 31, 2007, we recognized a foreign exchange rate gain of 469,875, compared to a foreign exchange rate loss of $43,673 during the year ended December 31, 2006. Our functional currency is the Canadian dollar, however, our debt financing is repayable in US dollars. With the strengthening of the Canadian dollar during 2007 relative to the US dollar, there is a significant unrealized foreign exchange gain recognized during 2007.

Interest expense was $5,192 for the year ended December 31, 2007 and $3,589 for the year ended December 31, 2006.

Income taxes

With the reduction of inventory, primarily due to the writedown discussed above, temporary differences between tax and accounting bases in relation thereto have reversed resulting in a deferred tax recovery in 2007 of $223,950. A valuation allowance has been provided against net deferred tax assets relating to net operating losses carried forward, inventory and other temporary differences at December 31, 2007.

Liquidity and Capital Resources

Our company’s principal cash requirements are for operating expenses, including inventory purchases, which we anticipate will rise as a result of the increase in our sales backlog. We anticipate that compensation expense will require a greater percentage of our cash requirements in the future due to our anticipated increase in our sales and marketing efforts.

Capital Resources

As of December 31, 2007, we had a working capital deficiency of $2,113,865 compared with a working capital deficiency of $4,542,158 as of December 31, 2006, which represents a 54% decrease in working capital deficiency of $2,428,293. The cash and cash equivalents of our company were $58,860 as at December 31, 2007 as compared to $187,474 as at December 31, 2006.

We have suffered recurring losses. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued extension of credit by our creditors, the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

Management believes that our company’s cash and cash equivalents and cash provided by operating activities will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require an additional $1,500,000 over the next twelve month period ending December 31, 2008 to fund our operating cash shortfall. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the year ended December 31, 2007, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Cash Flow Used in Operating Activities

Operating activities used cash of $1,243,233 and $1,090,060 for the years ended December 31, 2007 and 2006, respectively. The cash used in operating activities was mainly for maintaining current operations in the Canadian facility. The $153,173 increase in cash used in operating activities for the year ended December 31, 2007 in comparison to the year ended December 31, 2006 was primarily a result of reductions of accounts payable, accrued liabilities and deferred revenues in excess of collections of accounts receivable booked in December 2006.

We anticipate that operating expenses will increase in our 2008 fiscal year. We intend to incur higher operating costs to fund increased sales and marketing activities over the next two years.

Cash Flow Used in Investing Activities

Investing activities used cash of $2,939 and $19,713 for the years ended December 31, 2007 and 2006, respectively. Cash used in investing activities during our year ended December 31, 2007 was the result of purchasing new manufacturing equipment.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $1,125,322 and $1,028,623 for the years ended December 31, 2007 and 2006, respectively. The cash received during our year ended December 31, 2007 were from private placements and loans payable, the cash received during our year ended December 31, 2006 were from certain loans payable.

On March 28, 2006, FSona Systems underwent a change in control as a result of the sale of all of FSona Systems’ common shares and a transfer of debt owing by FSona Systems in the aggregate amount of $3,312,001 between two shareholders. The intercompany debt of $3,312,001was subsequently converted into 999,900 shares of FSONA Systems following the transfer. For financial statement purposes, the debt assumed by our current controlling shareholder remained on the balance sheet of FSona Systems at December 31, 2006 as the assignment did not fully satisfy all the tests for extinguishment. Such amounts were reclassified to equity for financial statement purposes in 2007 as the current and former controlling shareholders extinguished the debt to each other.

Capital Expenditures

We incurred capital expenditures from the purchase of property, plant and equipment as discussed above. As of May 5, 2008, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

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

Revenue Recognition

Revenue from the sales of these wireless products, which include hardware and software, is recognized when the complete system including the software is delivered, the fees are fixed and determinable, the resulting receivable is deemed collectible by management and any uncertainties with regard to customer acceptance are insignificant. Products are generally shipped “FOB shipping point” with rights of return and revenues are not recognized until such time that all of the criteria of Statement of Financial Accounting Standard (“SFAS”) 48 “Revenue Recognition When Right of Return Exists” are met. We consider factors including customer type, fees and our ability to reasonably estimate returns in determining whether revenue can be recognized from these sales. Revenues from installation, training and post-contract customer support are insignificant. We generally warrant our products against defects in materials and workmanship. The estimated costs of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience. Revenue related to extended warranty and product maintenance contracts is deferred and recognized on a straight-line basis over the extended warranty period.

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

Debt Extinguishment

On March 28, 2006, Crown Capital (our company’s former 100% stockholder) entered into an agreement with Everona Limited to sell to Everona its 100% interest in our company and $3,312,001 of the loan in exchange for an interest-bearing promissory note from Everona to Crown Capital equal to $3,312,001. Following the acquisition, Everona entered into an agreement with our company to convert the amounts owed to it by our company in exchange for 18,552,680 shares of our company’s common stock. As at December 31, 2006, management did not believe the transaction between stockholders principally involving amounts previously advanced by Crown Capital has fully satisfied conditions for debt extinguishment. On June 12, 2007, a debt extinguishment agreement was signed by Crown and Everona whereby the promissory note was settled for a nominal amount of $10. Accordingly, the amount owing from Everona to Crown Capital that was carried on our company’s balance sheet as a liability at December 31, 2006 has been reclassified as equity of our company as at December 31, 2007.

Recently Issued Accounting Standards

FIN 48

Beginning on January 1, 2007, we began accounting for income tax under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiary are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2000, 2001, 2002, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007. We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense.

FAS 141R

In December 2007, the FASB issued SFAS No. 141 (revised 2007), ‘‘Business Combinations’’ (‘‘FAS 141R’’), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired. FAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning January 1, 2009. We are currently evaluating the impact of the provisions of FAS 141R.

SFAS No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the provisions of SFAS No. 157.

SFAS No. 159

In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115", ("FAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the Company's first quarter of 2009. We are currently evaluating the impact that FAS 159 will have on our consolidated financial statements.

SFAS No. 160

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Non-controlling Interests in Consolidated Financial Statement – an amendment of ARB No. 51” (“SFAS160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at the amounts that include the amounts attributable to both the parent and the non-controlling interest. This statement also establishes a method of accounting for changes in a parent’s ownership interest in a subsidiary that does result in deconsolidation. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, presentation and disclosure of SFAS 160 shall be applied retrospectively for all periods presented. We do not believe the adoption of this standard will have a material impact on our consolidated results of operations, cash flows or financial position.

Item 7. Financial Statements

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Consolidated Financial Statements

Fsona Systems Corp.
(formerly Matrix Ventures, Inc.)
(expressed in US dollars)
December 31, 2007 and 2006

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
Fsona Systems Corp.

We have audited the Consolidated Balance Sheets of Fsona Systems Corp. as at December 31, 2007 and 2006 and the Statements of Operations and Comprehensive Loss, Changes in Capital Deficit and Cash Flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits these financial statements present fairly, in all material respects, the financial position of Fsona Systems Corp. as at December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the financial statements, the recurring operating losses of the Company raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada
April 29, 2008

FSONA Systems Corp.
(formerly Matrix Ventures, Inc.)
CONSOLIDATED BALANCE SHEETS
(See Basis of Presentation - Note 1)
(expressed in US dollars)

As at December 31

	2007	2006
	$	$

ASSETS
Current assets
Cash [note 5]	58,860	187,474
Accounts receivable [note 3]	245,659	566,784
Goods and services tax refundable	6,701	14,520
Prepaid and other current assets	53,897	104,680
Deferred cost of sales	-	43,313
Inventory [note 8]	504,910	499,130
Total current assets	870,027	1,415,901
Inventory [note 8]	-	519,520
Property, plant and equipment [note 9]	18,283	19,547
	888,310	1,954,968

LIABILITIES AND CAPITAL DEFICIT
Current liabilities
Accounts payable [note 6]	212,125	398,080
Accrued liabilities	451,922	483,216
Accrued royalty [note 7]	70,029	54,840
Deferred tax liability [note 12]	-	223,950
Current portion of loans payable [note 10]	1,818,801	4,353,962
Customer deposits and deferred revenue	431,015	444,011
Total liabilities	2,983,892	5,958,059

Capital deficit
Capital stock [note 11]	39,779	20,076
Additional paid-in capital	3,840,843	251,345
Accumulated other comprehensive loss
-cumulative translation adjustment	(606,659)	(65,126)
Accumulated deficit	(5,369,545)	(4,209,386)
Total capital deficit	(2,095,582)	(4,003,091)
	888,310	1,954,968

SEE ACCOMPANYING NOTES

FSONA Systems Corp.
(formerly Matrix Ventures, Inc.)
CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
(expressed in US dollars)

For the year ended December 31	2007	2006
	$	$

Sales [note 13]	1,430,835	2,780,408
Cost of sales [note 8]	1,523,052	2,070,607
Gross profit (loss)	(92,217)	709,801

Operating expenses
Sales and marketing	580,434	939,301
Customer support	-	1,177
Research and development	623,213	660,313
General and administrative	548,971	832,957
Depreciation of property, plant and equipment	7,274	4,085
Gain on disposal of property, plant and equipment	-	(1,487)
Total operating expenses	1,759,892	2,436,346

Loss from operations	(1,852,109)	(1,726,545)

Other income (expense)
Interest income	3,317	8,790
Interest and bank charges	(5,192)	(3,589)
Foreign exchange gain (loss)	469,875	(43,673)
Total other income	468,000	(38,472)

Loss for year before income tax	(1,384,109)	(1,765,017)

Deferred income tax recovery (note 12)	223,950	30,930

Loss for year	(1,160,159)	(1,734,087)

Foreign currency translation	(541,533)	38,328
Comprehensive loss	(1,701,692)	(1,695,759)

Loss per share – basic and diluted	(0.03)	(0.11)

Weighted average shares outstanding – basic and diluted	36,399,778	15,346,074

SEE ACCOMPANYING NOTES

FSONA Systems Corp.
(formerly Matrix Ventures, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIT
(expressed in US dollars)

			Additional		Cumulative
	Common stock		paid in	Due from	Translation	Accumulated	Total
	Shares	Amount	Capital	Related party	Adjustment	deficit	Capital deficit
	# (a)	$	$	$	$	$	$
Balance at January 1, 2006	823	1	—	(32,654)	(103,454)	(2,475,299)	(2,611,406)

Issuance of common shares in settlement of loans
payable (note 10)	8,229,177	8,229	(8,229)	—	—	—	—
Issuance of common shares for services provided
(note 11)	674,860	675	270,745	—	—	—	271,420
Net loss for the year	—	—	—	—	—	(1,734,087)	(1,734,087)
Write-off of amounts due from related party (note 14)	—	—	—	32,654	—	—	32,654
Foreign exchange translation adjustment	—	—	—	—	38,328	—	38,328
Balance at December 31, 2006	8,904,860	8,905	262,516	—	(65,126)	(4,209,386)	(4,003,091)

Adjustment for the issuance of common stock on	11,170,975	11,171	(11,171)	—	—	—	—
recapitalization (note 16)
	20,075,835	20,076	251,345		(65,126)	(4,209,386)	(4,003,091)
Adjustment to capital deficit of the Company at the	19,003,070	19,003	(71,803)	—	—	—	(52,800)
recapitalization date (note 16)
	39,078,905	39,079	179,542		(65,126)	(4,209,386)	(4,055,891)
Issuance of common stock during the year in private	700,000	700	349,300	—	—	—	350,000
placements (note 11)
Foreign exchange translation adjustment	—	—	—	—	(541,533)	—	(541,533)
Net loss for the year	—	—	—	—	—	(1,160,159)	(1,160,159)
Debt extinguishment (note 10)	—	—	3,312,001	—	—	—	3,312,001
Balance at December 31, 2007	39,778,905	39,779	3,840,843	—	(606,659)	(5,369,545)	(2,095,582)

(a)	On April 13, 2007, the Company rolled forward the issued and outstanding shares of the Company on an eight point twenty-three (8.23) for one (1) basis. The effect of the stock split has been applied on a retroactive basis.

SEE ACCOMPANYING NOTES

FSONA Systems Corp.
(formerly Matrix Ventures, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(expressed in US dollars)

	For the year ended	For the year ended
	Dec 31, 2007	Dec 31, 2006
	$	$
OPERATING ACTIVITIES
Net loss	(1,160,159)	(1,734,087)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property, plant and equipment	7,274	4,085
Provision for inventory	-	23,333
Write-down of inventory	477,440	-
Issuance of common stock for services	-	271,420
Write-down of amounts due from related party	-	32,654
Deferred income tax recovery	(223,950)	(30,930)
Gain on disposal of property, plant and equipment	-	(1,487)
Foreign exchange loss (gain)	(469,875)	43,673
Changes in operating assets and liabilities
Accounts receivable	388,276	(458,152)
Goods and services tax receivable	12,086	3,711
Prepaid and other current assets	63,841	(9,587)
Deferred cost of sales	43,313	(43,313)
Inventory	39,953	569,913
Accounts payable	(236,051)	59,485
Accrued liabilities	(106,539)	34,616
Customer deposits and deferred revenue	(83,972)	134,344
Accrued royalty	5,130	10,262
Net cash used in operating activities	(1,243,233)	(1,090,060)

INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(2,939)	(19,713)

Net cash used in investing activities	(2,939)	(19,713)

FINANCING ACTIVITIES
Proceeds from loans payable	775,322	1,028,623
Proceeds from share capital	350,000	-

Net cash provided by financing activities	1,125,322	1,028,623

Effect of foreign exchange rate on cash	(7,764)	(9,755)
Decrease in cash	(128,614)	(90,905)
Cash at the beginning of the year	187,474	278,379
Cash, at the end of the year	58, 860	187,474

Supplementary information
Interest paid	5,192	3,589
Interest received	3,317	8,790
Taxes paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES	-	-
Shares issued for services	-	271,420
Debt extinguishment	3,312,001	-

SEE ACCOMPANYING NOTES

FSONA SYSTEMS CORP.
(formerly Matrix Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in US dollars)

December 31, 2007 and 2006

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of business

Matrix was incorporated under the laws of the State of Nevada, on February 2, 2004 as Matrix Ventures Inc. On February 9, 2007 the Company closed the transaction contemplated in the Share Exchange Agreement (the “Agreement”) dated February 8, 2007 with Fsona Systems Corp. (“Fsona”), a company incorporated under the laws of the state of Nevada on August 10, 2005. Under the Agreement, the Company agreed to acquire all of the issued and outstanding shares of Fsona in exchange for 20,075,835 common shares of the Company. As of the closing date, the former stockholders of Fsona held approximately 51% of the issued and outstanding common shares of the Company. The acquisition of Fsona was recorded as a reverse acquisition for accounting purposes. Fsona, the acquired entity, is regarded as the predecessor entity as of February 9, 2007 and the Company adopted the year end of Fsona, being December 31. In accordance with the provisions governing the accounting for reverse acquisitions (Note 16), the comparative figures presented as at December 31, 2006 are those of Fsona.

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

Basis of presentation

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of the Company and its wholly-owned subsidiary, Fsona Systems (Operating) Inc. All significant inter-company transactions have been eliminated on consolidation.

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities and commitments in the normal course of business for the foreseeable future. The existence of operating losses in both the Company and the predecessor business raise substantial doubt about the Company’s ability to continue as a going concern. If the going concern assumption were not appropriate for these financial statements, then adjustments would be necessary to the carrying value of assets and liabilities, the reported loss and the balance sheet classifications used.

Management has been able, thus far, to finance the operations, as well as the growth of the business through a series of borrowings from the Company’s controlling stockholder, and issuances of common stock. The continuation of the Company is dependant on the continuing financial support of creditors and stockholders, obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations. The Company plans to raise additional equity and debt capital as necessary to finance the operating and capital requirements of the Company. Management expects the Company’s cash requirement over the twelve-month period ended December 31, 2008 to be $1,500,000. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations.

FSONA SYSTEMS CORP.
(formerly Matrix Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in US dollars)

December 31, 2007 and 2006

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION (cont'd…)

2. SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting policies used in the preparation of these consolidated financial statements:

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent; however, actual results could differ from these estimates. Significant estimates included in these financial statements include the valuation of inventory and the completeness of the warranty provision included in accrued liabilities

Accounts receivables

Accounts receivables are presented net of an allowance for doubtful accounts. The allowance was $nil at December 31, 2007 (2006 - $nil). Bad debt expense was $nil for the year ended December 31, 2007, and $32,654 for the year ended December 31, 2006.

The Company evaluates the collectibility of its accounts receivable balances based upon a combination of factors on a periodic basis. When the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company (such as in the case of bankruptcy filings or material deterioration in the customers’ operating results or financial position and payment experiences), the Company records a specific bad debt provision to reduce the customer’s related accounts.

Investment tax credits and government grants

Investment tax credits and government grants related to current operating expenses are recorded as a reduction to these expenses for the period in which a reasonable estimate of the amount can be made and collectibility is reasonably assured. Investment tax credits and government grants related to the acquisition of property, plant and equipment are deducted from the costs of the related property, plant and equipment, with any amortization calculated on the net amount.

Deferred cost of sales

Deferred cost of sales consisted of costs associated with revenue which has been deferred. When the revenue recognition criteria are met, in accordance with the Company’s revenue recognition policy, the corresponding costs are recognized as cost of sales.

FSONA SYSTEMS CORP.
(formerly Matrix Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in US dollars)

December 31, 2007 and 2006

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd…) Inventory

Inventory is valued at the lower of cost on a first-in-first-out basis and replacement cost for raw materials and inventory is valued at the lower of cost and net realizable value for finished goods and work-in-progress. Cost of finished goods and work-in-progress includes direct costs and an allocation of overhead.

Property, plant and equipment

Property, plant and equipment are recorded at cost less accumulated amortization. Property, plant and equipment are amortized using the straight-line method over the estimated useful lives as follows:

Computer hardware and computer software	33%
Furniture and equipment	20%
Development equipment	20%
Manufacturing equipment	33%
Leasehold improvements	lesser of term or estimated economic life

Impairment of Long-lived Assets

In accordance with Statement of Financial Accounting Standard (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying value of its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of the assets might be impaired and the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over the remaining economic life. If the undiscounted cash flows are not sufficient to recover the carrying value of such assets the assets are considered impaired, the impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved.

Warranty costs

The Company warrants that the hardware components of its SONAbeam product will be free of defects in material and workmanship and that the software components of its SONAbeam product will operate substantially in conformity to its published specifications and that the physical media will be free from defect. The terms of the warranties range from a period of one year to five years depending upon the type of warranty. Warranty costs are estimated based on the Company’s experience and are charged to cost of sales as sales are recognized or as such estimates change. Warranty accruals are included in accrued liabilities and activity for the years ended December 31, 2007 and 2006 are as follows:

FSONA SYSTEMS CORP.
(formerly Matrix Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in US dollars)

December 31, 2007 and 2006

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd…)

	2007	2006
	$	$

Balance, beginning of year	143,542	165,569
Charged to costs and expenses	30,200	-
Deductions*	(26,571)	(22,027)
Balance, end of year	147,171	143,542

* Deductions represent warranty claims paid out in the form of service costs and/or production replacements.

Revenue recognition

Revenues are predominantly derived from sales of products and extended warranties. Revenues also consist of installation, training and post contract customer support services which are not considered material.

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 Revenue Recognition and Statement of Position (“SOP”) 97-2. The Company sells a broad line of optical wireless products for use in communication networks which include computer hardware and software. Revenue from the sales of these wireless products, which include hardware and software, is recognized when the complete system including the software is delivered, the fees are fixed and determinable, the resulting receivable is deemed collectible by management and any uncertainties with regard to customer acceptance are insignificant. Software licenses are not sold separately. For revenue transactions that involve multiple deliverables, the Company defers the revenue associated with any undelivered elements. The amount of revenue deferred in connection with the undelivered elements is determined using the relative fair value of each element. The fee for the undelivered post-contract customer support ("PCS") is included with the initial licensing fee, the support period is less than one year, the estimated cost of providing PCS during the arrangement is insignificant and there is no offer of unspecified upgrades or enhancements, the revenue associated with the PCS are recognized at the time when revenue from the sales of the products are recognized. Amounts collected prior to satisfying the above revenue recognition criteria are reflected as customer deposits. Where any of the above criteria is not met, the Company defers the revenue until such time as it is appropriate to recognize revenue. The associated costs incurred on the revenue are also deferred until the revenue is recognized. The Company defers revenue from separately priced warranty contracts and recognizes it in income on a straight-line basis over the warranty period.

Where rights of return exist and the criteria of Statement of Financial Accounting Standard (“SFAS”) 48 “Revenue Recognition When Right of Return Exists” are not met, revenues are not recognized until such time that all of the criteria are met. The Company considers factors including customer type, fixed or determinable fees and the ability to reasonably estimate returns.

Software Development Costs

The Company follows SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed and expenses all software development costs until technological feasibility is established. Thereafter, the costs incurred are capitalized until the software is commercially available. Capitalized costs are amortized on a product-by-product basis. The annual amortization shall be the greater of the amount computed using (a) the ratio that current gross revenues for a product compare to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. No amounts were capitalized for the years ended December 31, 2007 and 2006.

FSONA SYSTEMS CORP.
(formerly Matrix Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in US dollars)

December 31, 2007 and 2006

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd…)

Shipping and Handling Costs

Shipping and handling costs are accounted for under Emerging Issues Task Force (“EITF”) 00-10: Accounting for Shipping and Handling Fees and Costs. Revenues generated from shipping and handling costs charged to customers are included in sales and were $20,574 for the year ended December 31, 2007 ($21,682 for the year ended December 31, 2006). Shipping and handling costs for outbound shipping charges are included in cost of goods sold were $16,770 for the year ended December 31, 2007 ($16,972 for the year ended December 31, 2006).

Research and development

Research and development costs are expensed as incurred.

Advertising expense

The cost of advertising is expensed as incurred. Advertising expense included in sales and marketing expense, totalled $7,427 for the year ended December 31, 2007, and $492 for the year ended December 31, 2006.

Foreign currency translation and transactions

In accordance with SFAS No. 52 “Foreign Currency Translation”, the Company has determined the functional currency to be the Canadian dollar.

Assets and liabilities of the Company, which are denominated in Canadian dollars, are translated to US dollars at the exchange rate in effect at balance sheet date. Revenue and expenses are translated to US dollars using the average rate in effect for the period. The cumulative effect of any translation gains or losses is included in the Cumulative Translation Adjustment in Stockholders’ Equity (Capital Deficit).

The Company also engages in transactions in US dollars. Transactions in US dollars are initially translated to the functional currency using the exchange rate in effect on the transaction date. Monetary assets and liabilities existing at the period end are then translated at the exchange rate in effect at the period end. All exchange gains or losses resulting from foreign currency transactions are included in the determination of net income (loss) for the period.

Income taxes

The Company follows the liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect for the year in which the differences are expected to reverse.

Stock-based compensation

Beginning January 1, 2006, the Company adopted the recommendations of the Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-based Compensation” (“SFAS 123R”), and has applied the recommendations of this standard using the modified prospective method. Under this application, the Company is required to record compensation expense for all awards granted or modified after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, no prior periods were restated or cumulative adjustments recorded upon the adoption of this standard.

During the years ended December 31, 2007 and 2006, no options were granted by the Company.

FSONA SYSTEMS CORP.
(formerly Matrix Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in US dollars)

December 31, 2007 and 2006

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd…) Comprehensive loss

Comprehensive loss includes all changes in equity during the period except those resulting from investments by owners and distributions to shareholders.

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings (loss) per share is calculated by dividing the net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in earnings of an entity. In loss periods, dilutive common equivalent shares are excluded, as the effect would be anti-dilutive. For the year ended December 31, 2007, potentially dilutive common shares (relating to warrants outstanding at year end) totaling 700,000 (2006 – nil) were not included in the computation of loss per share because their effect was anti-dilutive.

Comparative figures

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

Recent accounting pronouncements

FIN 48

Beginning on January 1, 2007, the Company began accounting for income tax under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiary are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2000, 2001, 2002, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense.

FAS 141R

In December 2007, the FASB issued SFAS No. 141 (revised 2007), ‘‘Business Combinations’’ (‘‘FAS 141R’’), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired. FAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning January 1, 2009. The Company is currently evaluating the impact of the provisions of FAS 141R.

FSONA SYSTEMS CORP.
(formerly Matrix Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in US dollars)

December 31, 2007 and 2006

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd…)

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

SFAS No. 159

In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115", ("FAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the Company's first quarter of 2008. The Company is currently evaluating the impact that FAS 159 will have on its consolidated financial statements.

SFAS No. 160

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statement – an amendment of ARB No. 51” (“SFAS160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at the amounts that include the amounts attributable to both the parent and the non-controlling interest. This statement also establishes a method of accounting for changes in a parent’s ownership interest in a subsidiary that does result in deconsolidation. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, presentation and disclosure of SFAS 160 shall be applied retrospectively for all periods presented. The Company does not believe the adoption of this standard will have a material impact on its consolidated results of operations, cash flows or financial position.

3. CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. The Company’s cash is held at a Chartered Canadian bank and earns a market rate of interest. The Company performs ongoing credit evaluations of its customers. At December 31, 2007, four customers represent 85% of accounts receivable [2006 - five customers represent 82%].

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company’s financial instruments, including cash, accounts receivable, goods and services tax receivable, accounts payable, accrued liabilities, and loans payable approximate fair value unless otherwise stated due to the short-term nature of the financial instruments.

FSONA SYSTEMS CORP.
(formerly Matrix Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in US dollars)

December 31, 2007 and 2006

5. CASH

At December 31, 2007, included in cash is $12,878 (CDN $12,766) denominated in Canadian dollars [2006 -$20,985 (CDN$24,456)].

6. ACCOUNTS PAYABLE

At December 31, 2007, included in accounts payable is $147,807 (CDN$146,521) denominated in Canadian dollars [2006 - $240,181 (CDN$279,901)].

7. GOVERNMENT GRANTS

Technology Partnership Canada (“TPC”) provides funding for 33.33% of eligible operating costs incurred from February 14, 2001 to March 31, 2004 related to the research and development of “Next Generation Broadband Optical Wireless Initiative Projects” to a maximum funding of CDN$9,994,334.

Payments from TPC are accrued when qualifying expenditures have been submitted and when there is reasonable assurance that the credits will be realized. At November 18, 2004, the Company’s predecessor company had received cumulative TPC funding of CDN$5,797,948. The Company received no funding during the year ended December 31, 2007 and 2006.

Although the Company has used its best judgement and understanding of the agreement with TPC in determining the amounts and timing of the credits, it is possible that the amounts could change by a material amount in the near term resulting from a review or audit by TPC [Note 15 (a)]. In addition, in the event of a change in ownership or in the event of default or other conditions, the TPC agreement may require the partial or full repayment of TPC funding.

The Company is obligated to provide royalty payments of 0.3719% of annual gross revenues generated from “Next Generation Broadband Optical Wireless Initiative Projects” until December 31, 2008. Accordingly, royalties are reflected in the accompanying consolidated financial statements when the Company records gross revenues in accordance with the terms of the TPC agreement.

Royalties incurred up to and including December 31, 2004 were due in the year ended December 31, 2005. Royalties incurred after December 31, 2004 will be paid on an annual basis. If, at December 31, 2008, the total cumulative royalty payments paid or due exceed CDN$20,957,000, the payment of royalties will end, otherwise royalty payments will continue until either this amount has been paid or until December 31, 2010, whichever occurs first. As at December 31, 2007, the Company has accrued $70,029 (CDN$69,420) of royalty payments [2006 - $54,840 (CDN$63,910)].

8. INVENTORY

	2007	2006
	$	$
Raw materials	401,449	933,580
Work in progress	71,528	64,855
Finished goods	31,933	20,215
	504,910	1,018,650
Less: current portion	504,910	499,130
Long term portion	-	519,520

FSONA SYSTEMS CORP.
(formerly Matrix Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in US dollars)

December 31, 2007 and 2006

8. INVENTORY (cont'd…)

During the year ended December 31, 2007, the Company recorded a $477,440 write-down of raw materials inventory, due to slow-moving inventory components. This write-down has been recorded as part of cost of sales in the Consolidated Statement of Operations. As a result of this write-down, all of the Company’s inventory is now expected to be consumed within the twelve-month period ending December 31, 2008. As at December 31, 2006, included in raw materials inventory were components that were not expected to be consumed within the twelvemonth period following the Balance Sheet date and hence were disclosed as long-term inventory.

9. PROPERTY, PLANT AND EQUIPMENT

		Accumulated	2007 Net book	2006 Net book
	Cost	depreciation	value	value
	$	$	$	$
Furniture and fixtures	14,083	3,755	10,328	11,181
Computer hardware	16,098	10,594	5,504	8,366
Manufacturing equipment	2,472	21	2,451	-
	32,653	14,370	18,283	19,547

10. LOANS PAYABLE

The loans payable represent amounts outstanding as at:

	December 31	December 31
	2007	2006
	$	$

Loan payable to Everona Limited (the Company’s controlling stockholder)
non- interest bearing, unsecured and no terms of repayment	605,686	605,686

Amounts payable to Crown Capital Partners S.A. (“Crown”)
(former controlling stockholder of the Company), non-interest bearing,
unsecured and no terms of repayment	496,316	436,275

Amounts payable to Crown by Everona upon change of control,
non-interest bearing no terms of repayment [i]	-	3,312,001

Amounts payable to Key Management S.A., non-interest bearing,
unsecured and no terms of repayment	716,799	-
	1,818,801	4,353,962

Less: current portion	1,818,801	4,353,962
Long-term portion	-	-

[i]	On March 28, 2006, Crown entered into an agreement with Everona Limited (“Everona”) to sell to Everona its 100% interest (823 shares) in the Company and $3,312,001 of amounts previously advanced to the Company in exchange for an interest-bearing promissory note from Everona to Crown equal to $3,312,001.

FSONA SYSTEMS CORP.
(formerly Matrix Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in US dollars)

December 31, 2007 and 2006

10. LOANS PAYABLE (cont'd…)

Following the acquisition, in March 28, 2006 Everona entered into an agreement with the Company to convert the amounts owed to it by the Company in exchange for 8,229,177 shares of the Company’s common stock, which were subsequently exchanged for 18,552,680 shares of the public company upon share exchange in February 2007. As at Dec 31, 2006, management did not believe the transaction between the stockholders principally involving amounts previously advanced by Crown had fully satisfied conditions for debt extinguishment. On June 12, 2007, a debt extinguishment agreement was signed by Crown and Everona whereby the promissory note was settled for a nominal amount of $10. Management now believes the transaction between stockholders principally involving amounts previously advanced by Crown has fully satisfied conditions for debt extinguishment. Accordingly, the amount owing from Everona to Crown that was carried on the Company’s balance sheet as a liability at December 31, 2006 has been reclassified as equity of the Company as at December 31, 2007.

11. CAPITAL STOCK

a]	FSONA Systems Corp.

i]

Authorized

The Company is authorized to issue 617,250,000 common shares with a par value of $0.001.

On April 8, 2006 the Company issued 674,860 fully-vested, non-forfeitable shares of common stock to various executives of the Company for services of sales and marketing - $215,150 and general and administrative -$56,270. The value assigned to the shares was $0.40 per share, which approximated the fair value of the common stock at the time of the agreement. Such amounts have been recognized in the Company’s Statement of Operations for the year ended December 31, 2006.

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

On October 16, 2007 the Company issued a private placement of 200,000 units at $0.50 per unit for gross proceeds of $100,000. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase an additional common share at $0.50 per share. The share purchase warrants expire on October 15, 2009.

On November 16, 2007 the Company received $250,000 in connection with a private placement of 500,000 units at $0.50 per unit. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase an additional common share at $0.50 per share. The share purchase warrants expire on November 15, 2009.

FSONA SYSTEMS CORP.
(formerly Matrix Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in US dollars)

December 31, 2007 and 2006

11. CAPITAL STOCK (cont'd…)

ii]	Warrants

The fair value of stock purchase warrants granted during the year ended December 31, 2007 was $203,070. The assumptions utilized to determine such values are presented in the following table:

Year Ended
December 31, 2007
Risk-free interest rate	3.33% to 4.12%
Expected volatility	69.34% to 75.84%
Expected term	2 yrs
Dividend yield	0%
Weighted average fair value	$0.29
Total warrants outstanding	700,000

The following is a summary of the status of the Company’s stock purchase warrants as of December 31, 2007 and the stock purchase warrant activity during the year ended December 31, 2007:

	Number of	Exercise Price
	Options	per Share
Outstanding at January 1, 2006 and 2007	–	–
Granted	700,000	$0.50
Cancelled	–	–
Outstanding at December 31, 2007	700,000	$0.50

12. INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability at December 31, 2007 and 2006 are presented below:

	2007	2006
	$	$
Deferred tax assets:
Accruals and reserves	199,091	539,000
Inventory	151,028	-
Loss carryforwards	1,380,776	987,000
Property, plant and equipment	53,048	2,000
	1,783,943	1,528,000
Valuation allowance	(1,783,943)	(1,528,000)
Deferred tax assets	-	-

FSONA SYSTEMS CORP.
(formerly Matrix Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in US dollars)

December 31, 2007 and 2006

12. INCOME TAXES (cont'd…)

	2007	2006
	$	$
Deferred tax liability:
Excess of accounting basis over tax basis of inventory	-	223,950
Deferred tax liability	-	223,950

Management believes there is sufficient uncertainty regarding the realization of deferred tax assets such that a full valuation allowance has been provided.

The income tax provision for the year ended December 31, differs from the amount obtained by applying the applicable statutory income tax rates to loss before income taxes and dividends as follows:

	For the year	For the year
	ended	ended
	December 31, 2007	December 31, 2006
	$	$
Federal statutory income tax rate	34%	34%
Income tax recovery based on statutory rate
statutory rate	470,597	590,000
Non-deductible items	107,627	(1,070)
Other	(98,331)	56,,000
Increase in valuation allowance	(255,943)	(614,000)
Income tax recovery	(223,950)	30,930

The Company is subject to federal, state and provincial income taxes in Canada and the United States.

At December 31, 2007, the Company has estimated non operating losses for income tax purposes that can be used to reduce future taxes payable of $4,060,000. These losses include approximately $2,970,000 which are restricted to Canadian source income. The net operating losses available expire in 2025 to 2027, and may be subject to the dual consolidated loss rules in the US.

13. SEGMENTED INFORMATION

The Company operates in one primary operating segment, that being the design, manufactures and sale of optical wireless equipment.

For the year ended December 31	2007	2006
	$	$
Revenues
Canada	4,106	100,082
United States	514,884	928,398
Asia-Pacific	112,719	131,618
Central and Latin America	230,258	818,935
Europe, Middle East and Africa	568,868	801,375
	1,430,835	2,780,408

FSONA SYSTEMS CORP.
(formerly Matrix Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in US dollars)

December 31, 2007 and 2006

13. SEGMENTED INFORMATION (cont'd…)

No single customer accounted for revenues in excess of 10% of the total revenue for the year ended December 31, 2007. (Two customers each accounted for 12% of revenue in the year ended December 31, 2006). Substantially all of the Company’s assets are located in Canada.

14. RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in the financial statements are as follows:

As at December 31, 2005, $32,654 was owed to the Company by an affiliated company. Such amounts were presented as a contra equity account because the Company substantially controlled repayments of such amounts as the affiliated company was dependent upon the Company for its business. These advances were non-interest bearing and unsecured. During the year ended December 31, 2006, these advances were written off by the Company.

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. There were no related party transactions during 2007.

15. COMMITMENTS AND CONTINGENCIES

a] TPC audit

In January 2004, Technologies Partnership Canada (“TPC”) commissioned an audit of the Predecessor Company’s prior claims for TPC funding. TPC indicated that a predecessor company has potentially overstated prior expenditures eligible for funding by approximately $2,030,377 (CDN$2,180,625) which equates to a potential assessment against the Company of $676,723 (CDN$726,801). The Company vigorously disagrees with TPC’s preliminary findings, with the exception of a possible $204,110 (CDN$202,335) overstatement. As the TPC audit is in process and a final determination has not been made, the likelihood of repayment and the ultimate amount, if any, are not determinable at this time. Accordingly, with the exception of the possible $204,110 (CDN$202,335) overstatement which has been accrued in accrued liabilities, no amount has been recorded in these financial statements. There has been additional $14,027 (CDN13,905) accrued to the TCP contingency in recognition of fSONA’s portion of cost of the 2004 TPC compliance. Beginning in May 2007 a twelve month payment plan was initiated to pay off the costs accrued for the TPC compliance audit. As of December 31 2007, $7,551 (CDN$8,110) of the $14,027 (CDN$13,905) has been paid.

b] Lease commitments

The Company leases its premises and certain equipment under operating leases. The minimum lease payments are as follows:

$

2008	197,106
2009	200,393
2010	51,065
448,564

Rent expense was $187,434 (CDN$201,304) for the year ended December 31, 2007 and $217,749(CDN$248,909) for the year December 31, 2006.

FSONA SYSTEMS CORP.
(formerly Matrix Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in US dollars)

December 31, 2007 and 2006

15. COMMITMENTS AND CONTINGENCIES (cont’d.)

c] Litigation

On November 2, 2005, Arile Technologies Inc. (“Arile”) commenced a lawsuit in the Supreme Court of British Columbia (Vancouver Registry) against the Company claiming a breach of consulting services contract. We filed a Statement of Defence on November 24, 2005. Motion materials for judgement were filed by Arile’s counsel on June 9, 2006 for judgement in the amount of approximately $100,000. The Company provided response materials to Arile’s application for judgement. Arile and the Company are currently in discussions to discontinue the proceeding against the Company, without costs to any party. While the outcome of this matter is subject to future resolution, management's evaluation and analysis of the matter indicates that the probable ultimate resolution will not have a material adverse effect on the Company's financial statements. The outcome is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement.

16. RECAPITALIZATION

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

In accordance with provisions governing the accounting for reverse acquisition, the figures presented as at December 31, 2006 and December 31, 2007 are those of Fsona Systems Corp.

At the time of the transaction, Fsona Systems Corp. (formerly Matrix Ventures Inc.) had no assets and $52,800 of accounts payable and accrued liabilities (included $28,300 owed to a shareholder of Matrix). The total amount owed to shareholder of Matrix was repaid during 2007.

FSONA SYSTEMS CORP.
(formerly Matrix Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in US dollars)

December 31, 2007 and 2006

16. RECAPITALIZATION (cont’d)

Unaudited pro-forma revenue, net loss and loss per share assuming the transaction had been completed on January 1, 2006 is as follows:

	Unaudited proforma	Unaudited proforma
	for the year ended	for the year ended
	December 31,	December 31,
	2007	2006

Revenue	$1,430,835	$2,780,408
Net loss for the period	$(1,166,376)	$(1,761,694)
Basic and diluted loss per share	(0.03)	$ (0.11)

17. SUBSEQUENT EVENTS

In April 2008, the Company received $250,000 in connection with a private placement of 500,000 units at $0.50 per unit. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase an additional common share at $0.50 per share. The share purchase warrants expire on April 16, 2010.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On March 27, 2005, Fsona Systems Corp. engaged BDO Dunwoody LLP, Chartered Accountants, as its principal independent accountants with the approval of its company's board of directors.

Manning Elliott LLP, Chartered Accountants, had been engaged as the principal independent accountants of our company since July 2004.

BDO Dunwoody, LLP was not consulted on any matter relating to accounting principles to a specific completed or contemplated transaction for the type of audit opinion that might be rendered on Fsona Systems Corp’s financial statements prior to being engaged on March 27, 2005 by Fsona Systems Corp. BDO Dunwoody, LLP did not provide any written or oral advice that was an important factor considered by Fsona Systems Corp in reaching any decision as to the accounting, auditing or financial reporting issues.

On April 30, 2007, Manning Elliott LLP, Chartered Accountants, resigned as our principal independent accountant. On the same date, we engaged BDO Dunwoody LLP, Chartered Accountants, as our new principal independent accountant to audit our 2007 financial statements. On April 30, 2007, our board of directors approved the change of accountants to BDO Dunwoody LLP.

Manning Elliott LLP’s report on our financial statements for the past two most recent fiscal years of Matrix ended June 30, 2006 and 2005, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that Manning Elliott LLP’s reports contained an explanatory paragraph in respect to the substantial doubt as to our ability to continue as a going concern.

In connection with the audit of our financial statements for the two most recent years ended June 30, 2006 and 2005, there were no disagreements, resolved or not, with Manning Elliott LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Manning Elliott LLP, would have caused Manning Elliott LLP to make reference to the subject matter of the disagreement in connection with their reports on the financial statements for such years.

During the years ended June 30, 2006 and 2005, and in the subsequent interim period through the date hereof, there were no reportable events as described in Item 304(a)(1)(iv)(B) of Regulation S-B.

We received a letter from Manning Elliott LLP, dated May 14, 2007, stating that it agreed with the disclosure contained in our current report on Form 8-K/A filed on May 21, 2007, which disclosed the change in our principal independent accountant. A copy of the letter from Manning Elliott LLP is filed as an exhibit to our current report on Form 8-K/A file don May 21, 2007.

Other than discussed above, during the years ended June 30, 2006 and 2005, and the subsequent interim period through the date BDO Dunwoody LLP were hired, we did not, nor has any person on our behalf, consult with BDO Dunwoody LLP regarding either the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, nor did BDO Dunwoody LLP provide to us a written report or oral advice regarding such principles or audit opinion on any matter that was the subject of a disagreement or reportable event set forth in Item 304(a)(1)(iv) of Regulation S-B with our former principal independent accountant.

Item 8A(T). Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our president, secretary and treasurer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation, our Chief Executive Officer after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted in this Part II, Item 8A, as of December 31, 2007, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of December 31, 2007.

Based on its evaluation under the framework in Internal Control—Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of December 31, 2007, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this annual report.

Limitations on Effectiveness of Controls

Our Chief Executive Officer does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2007, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including:

     (i) Lack of a sufficient number of independent directors for our board and audit committee. We currently only have one independent director on our board, which is comprised of 2 directors, and we do not have a functioning audit committee. As a publicly-traded company, we should strive to have a majority of our board of directors be independent;

     (ii) Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2007, we had limited staff at our executive office in Richmond, British Columbia that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

(iii) There is a lack of sufficient supervision and review by our corporate management;

     (iv) Insufficient corporate governance policies. Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management; and

     (v) Our company's accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company's December 31, 2007 consolidated financial statements.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2008 assessment of the effectiveness of our internal control over financial reporting.

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described in this annual report. Such remediation activities include the following:

     (1) We continue to recruit one or more additional independent board members to join our board of directors and will consider the adoption of an audit committee at such time as additional board members are retained; and

     (2) We will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

Changes in Internal Controls over Financial Reporting

There were no significant changes in internal control over financial reporting during the fourth quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of our shareholders and until such director’s successor is elected and has been qualified, or until such director’s earlier death, resignation or removal. The following table sets forth the names, positions and ages of our executive officers and directors. Our board of directors elects officers and their terms of office are at the discretion of our board of directors.

Name	Position Held with our Company	Age	Date First Elected or Appointed
Andrew Grieve	President, Secretary, Treasurer and Director FSona Systems Corp. Chief Executive Officer and President of FSONA Systems (Operating) Corp. President, Secretary, Treasurer and Director FSona Systems (Operating) Corp.	42	May 9, 2007 May 9, 2007 May 9, 2007
Tom Gill	Director	46	December 28, 2007

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company and the executive officer and director of our subsidiary, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Andrew Grieve

Mr. Grieve is a director and executive officer of our company and our wholly-owned subsidiary. Prior to joining FSONA Systems, Mr. Grieve was the Director of Operations for TeleLink, a paging switch manufacturer, from June 1994 to January 1997. During the period from May 1999 to December 2000, Mr. Grieve held the position of Plant Manager for PlastiFab, an expanded Polystyrene manufacturer, as well as Divisional Controller for Laidlaw, an international waste management firm. As Production Manager for TeleLink, Mr. Grieve assisted their manufacturing from start-up to full production and was then promoted to Director of Operations in May 1995 and took on full responsibility for both manufacturing and customer service. Mr. Grieve started his career with fSONA Communications in January 2001 as Director of Manufacturing until November 2004 when he was promoted to Vice President Operations with responsibilities for both manufacturing and product development. Mr. Grieve is a Certified Management Accountant, having obtained his designation in 1991 and additionally received a Diploma in Operations Management from the British Columbia Institute of Technology in 1985.

Tom Gill

Mr. Gill is a director of our company. Mr. Gill is a hands-on senior executive with expertise in finance, operations, acquisitions, divestitures, strategic alliances and public reporting. In chief operating officer and chief financial officer roles with Silent Witness (now Honeywell Video Systems), he successfully led four acquisitions, helped grow the company from $5 million to $59 million, led 28 consecutive quarters of profitability and helped negotiate the sale of the company to Honeywell for $89 million.

Previously, Mr. Gill helped position several companies for growth in the hardware and software industries, including Honeywell, Sierra Wireless, Tantus Electronics and the Infosat and Amplifier Solutions divisions of Nexus Engineering. Currently, Mr. Gill is COO for Signalink a startup, and works with high technology company boards and senior management teams to improve organizational effectiveness in the areas of sales, marketing operations, research and development and finance. Mr. Gill is a designated Certified Management Accountant.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.	being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2007, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Andrew Grieve	Nil	Nil	Nil
Tom Gill	1(1)	Nil	Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

Code of Ethics

Effective February 8, 2008, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s president and secretary (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s President or Secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the President or Secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics was filed as an exhibit with our current report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: fSona Systems Corp., of Suite 140, 11120 Horseshoe Way, Richmond, British Columbia Canada V7Q 5H7.

Nomination Process

As of March 25, 2008, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our board of directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this annual report.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-B, nor do we have a board member that qualifies as an “independent director” as defined by Rule 4200(a)(15) of the Rules of Nasdaq Marketplace Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because our company believes that the functions of an audit committee can be adequately performed by our board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 10. Executive Compensation

Executive Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2007; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended December 31, 2007, who we will collectively refer to as our named executive officers, of our company for the years ended December 31, 2007 and 2006, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Andrew Grieve(1) President, Secretary and Treasurer	2007 2006	89,733 N/A	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	89,733 N/A
Sunny Taylor(2) Former President, Secretary and Treasurer	2007 2006	50,000 150,000	0 0	0 0	0 0	0 0	0 0	0 0	50,000 150,000

(1)	Mr. Grieve was appointed our president, secretary and treasurer on May 9, 2007.

(2)	Ms. Taylor served as our executive officer and director until her resignation on April 24, 2007.

Employment Contracts and Termination of Employment Arrangements

Our subsidiary entered into an employment agreement with Sunny Taylor dated March 22, 2005. In exchange for management services provided by Ms. Taylor, our subsidiary agreed to pay Ms. Taylor a signing bonus of $100,000 upon the execution of the employment agreement and paid Ms. Taylor an annual salary of $150,000 for the period from April 1, 2005 to present. In addition to the salary and bonus, our subsidiary issued 30,000 common shares to Ms. Taylor on March 29, 2006 as partial compensation to Ms. Taylor for her services to our subsidiary as a director and executive officer.

Other than our former agreement with Ms. Taylor, there are no employment agreements between our company or our wholly-owned subsidiary and their respective executive officers. In addition, there are no compensatory plans or arrangements with any executive officer of our subsidiary for payments to be made to such officers following the retirement, resignation or termination of any executive officer’s employment with our company.

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Andrew Grieve(1) President, Secretary and Treasurer	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Sunny Taylor(2) Former President, Secretary and Treasurer	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Mr. Grieve was appointed our president, secretary and treasurer on May 9, 2007.

(2)	Ms. Taylor served as our executive officer and director until her resignation on April 24, 2007.

Stock Option Plan

Currently, our company does not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

Our company did not grant any options or stock appreciation rights during our prior fiscal year ended December 31, 2007 or 2006.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our prior fiscal year ended December 31, 2007 or 2006 by any officer or director of our company.

Directors Compensation

We have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 6, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers and the directors and executive officers of our subsidiary as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Everona Limited 3E-B1, 25 Tai Hang Drive, Jardine’s Lookout Hong Kong	18,554,378	46.1%
Andrew Grieve 11120 Horseshoe Way, Suite 140 Richmond, British Columbia V7Q 5H7	389,642	1%
Tom Gill	Nil	Nil
Directors and Executive Officers as a Group (1 person)	389,642	1%

(1)	Based on 40,278,905 shares of common stock issued and outstanding as of May 6, 2008. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Change in Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 31, 2007, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

There were no related party transactions during 2007.

Corporate Governance

We currently act with two directors consisting of Andrew Grieve and Tom Gill, both of whom are not independent directors as defined in Rule 4200(a)(15) of the Rules of Nasdaq Marketplace Rules.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that the sole member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors, consisting of Andrew Grieve and Tom Gill. In addition, we believe that retaining one or more directors who would qualify as independent as defined in Rule 4200(a)(15) of the Rules of Nasdaq Marketplace Rules would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues from operations to date.

Item 13. Exhibits

Exhibit Number	Description

(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession

2.1	Share Exchange Agreement dated February 8, 2007, among our company, FSona Systems and the former shareholders of FSona Systems (incorporated by reference from our Current Report on Form 8- K filed on February 1, 2007)

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on November 12, 2004)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on November 12, 2004)

3.3	Articles of Merger filed with the Secretary of State of Nevada on April 10, 2007 and which is effective April 13, 2007 (incorporated by reference from our Current Report on Form 8-K filed on May 11, 2007)

3.4	Certificate of Change filed with the Secretary of State of Nevada on April 10, 2007 and which is effective April 13, 2007 (incorporated by reference from our Current Report on Form 8-K filed on May 11, 2007)

(10)	Material Contracts

10.1	Property Option Agreement dated April 21, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on January 10, 2005)

10.2	Property Option Amending Agreement dated December 31, 2005 (incorporated by reference from our Registration Statement on Form SB-2/A filed on January 20, 2005)

10.3	Loan Agreement (incorporated by reference from our Registration Statement on Form SB-2/A filed on January 20, 2005)

10.4	Employment Agreement dated March 22, 2005 between FSona Systems and Sunny Taylor (incorporated by reference from our Current Report on Form 8-K filed on February 1, 2007)

10.5*	Private Placement Subscription Agreement dated October 16, 2007 with Affaires Financieres S.A.

10.6*	Private Placement Subscription Agreement dated November 14, 2007 with Affaires Financieres S.A.

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference from our Current Report on Form 8-K filed on February 1, 2007)

(21)	Subsidiaries of the Small Business Issuer

FSona Systems (Operating) Corp., a private Nevada corporation (incorporated by reference from our

Exhibit Number	Description

Current Report on Form 8-K filed on February 1, 2007)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Andrew Grieve

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Andrew Grieve

* Filed herewith

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by BDO Dunwoody LLP, Chartered Accountants, for professional services rendered for the audit of our annual financial statements (including an estimate of the current year’s audit), review of quarterly financial statements and current reports on Form 8-K in connection with our takeover of Matrix for the fiscal years ended December 31, 2007 and 2006 were $108,775 and $240,200, respectively.

Audit Related Fees

For the fiscal years ended December 31, 2007 and 2006, the aggregate fees billed for assurance and related services by BDO Dunwoody LLP, Chartered Accountants, relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $nil and $nil respectively.

Tax Fees

For the fiscal years ended December 31, 2007 and 2006, the aggregate fees billed by BDO Dunwoody LLP, Chartered Accountants for other non-audit professional services, other than those services listed above, totaled $25,792 and $4,400, respectively.

All Other Fees

We did not incur any other fees, other than described above, during the years ended December 31, 2007 and 2006.

Our board of directors, who acts as our audit committee, has adopted a policy governing the pre-approval by the board of directors of all services, audit and non-audit, to be provided to our company by our independent auditors. Under the policy, the board or directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor’s view, the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence.

The board of directors has considered the nature and amount of the fees billed by BDO Dunwoody LLP, Chartered Accountants, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of BDO Dunwoody LLP, Chartered Accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSONA SYSTEMS CORP.

By: /s/ Andrew Grieve
Andrew Grieve, President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Date: May 16, 2008

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

By: /s/ Andrew Grieve
Andrew Grieve, President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Date: May 16, 2008

By: /s/ Tom Gill
Tom Gill
Director

Date: May 16, 2008