Form 10-Q
period 2008-03-31
FSONA SYSTEMS CORP.
filed 2008-05-20
CIK 1305451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

[           ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ____________

Commission file number 333-120382

FSONA SYSTEMS CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11120 Horseshoe Way, Suite 140, Richmond, British Columbia, Canada V7Q 5H7
(Address of principal executive offices) (zip code)

604.273.6333
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ] No [           ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [           ] No [ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

40,278,905 common shares issued and outstanding as of May 6, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     It is the opinion of management that the interim consolidated financial statements for the quarter ended March 31, 2008, includes all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

     Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Consolidated Financial Statements
Fsona Systems Corp.
(expressed in US dollars)
March 31, 2008 and December 31, 2007

Fsona Systems Corp.
CONSOLIDATED BALANCE SHEETS
(See Basis of Presentation - Note 1)
(expressed in US dollars)

	March 31,	December 31,
	2008	2007
	$	$
	(Unaudited)

ASSETS
Current assets
Cash	11,975	58,860
Accounts receivable	76,929	245,659
Goods and services tax refundable	11,618	6,701
Prepaid and other current assets	29,793	53,897
Inventory [note 4]	582,753	504,910
Total current assets	713,068	870,027
Property, plant and equipment	15,662	18,283
	728,730	888,310

LIABILITIES AND CAPITAL DEFICIT
Current liabilities
Accounts payable	345,979	212,125
Accrued liabilities	444,653	451,922
Deferred royalty payable	68,711	70,029
Current portion of loans payable [note 5]	1,916,193	1,818,801
Customer deposits and deferred revenue	303,361	431,015
Total liabilities	3,078,897	2,983,892

Capital deficit
Capital stock [note 6]	39,779	39,779
Additional paid-in capital	3,840,843	3,840,843
Accumulated other comprehensive loss
-cumulative translation adjustment	(522,797)	(606,659)
Accumulated deficit	(5,707,992)	(5,369,545)
Total capital deficit	(2,350,167)	(2,095,582)
	728,730	888,310

SEE ACCOMPANYING NOTES

Fsona Systems Corp.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited - expressed in US dollars)

	For the three-month	For the three-month
	period ended	period ended
	March 31,	March
	2008	2007
	$	$

Sales [note 7]	299,490	458,674
Cost of sales	232,470	356,111
Gross profit	67,020	102,563

Operating expenses
Sales and marketing	102,539	168,429
Research and development	167,733	138,786
General and administrative	71,881	152,628
Depreciation of property, plant and equipment	2,038	1,644
Total operating expenses	344,191	461,487

Loss from operations	(277,171)	(358,924)

Other income (expense)
Interest income	1,683	1,866
Interest and bank charges	(1,064)	(1,125)
Foreign exchange gain (loss)	(61,895)	39,854
Total other (expense) income	(61,276)	40,595

Loss for period before income tax	(338,447)	(318,329)

Deferred income tax recovery	-	5,447

Loss for the period	(338,447)	(312,882)

Foreign currency translation	83,862	(41,248)

Comprehensive loss	(254,585)	(354,130)

Loss per share – basic and diluted	(0.01)	(0.01)

Weighted average shares outstanding – basic and diluted	39,778,082	30,633,095

SEE ACCOMPANYING NOTES

Fsona Systems Corp.
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT
(Unaudited - expressed in US dollars)

					Additional		Cumulative				Total
	Common stock				paid in		Translation		Accumulated		Capital
	Shares		Amount		Capital		Adjustment		deficit		deficit
	#	$		$		$		$		$

Balance at January 1, 2008	39,778,082		39,779		3,840,843		(606,659)		(5,369,545)		(2,095,582)

Foreign exchange translation adjustment	—		—		—		83,862		—		83,862
Net loss for the period	—		—		—		—		(338,447)		(338,447)
Balance at March 31, 2008	39,778,082		39,779		3,840,843		(522,797)		(5,707,992)		(2,350,167)

SEE ACCOMPANYING NOTES

Fsona Systems Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - expressed in US dollars)

	For the three-	For the three-
	month period ended	month period ended
	March 31,	March 31,
	2008	2007
	$	$
OPERATING ACTIVITIES
Net loss	(338,447)	(312,882)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property, plant and equipment	2,038	1,644

Deferred income tax recovery	-	(5,447)
Foreign exchange gain (loss)	61,895	(39,854)
Changes in operating assets and liabilities
Accounts receivable	172,894	400,054
Goods and services tax refundable	(4,953)	(2,685)
Prepaid and other current assets	22,741	64,824
Deferred cost of sales	-	43,313
Inventory	(96,479)	(102,118)
Accounts payable	144,072	(159,640)
Accrued liabilities	10,193	5,313
Customer deposits and deferred revenue	(115,825)	(83,721)
Accrued royalty	1,125	1,724
Net cash used in operating activities	(140,746)	(189.475)
FINANCING ACTIVITIES
Proceeds from loans payable	97,392	79,212
Net cash provided by financing activities	97,392	79,212
		)
Effect of foreign exchange rate on changes in cash	(3,531)	(20,181)
Decrease in cash	(46,885)	(110,263)
Cash at the beginning of the period	58,860	187,474
Cash, at the end of the period	11,975	57,030

Supplementary information
Cash interest paid	1,064	1,125
Cash interest received	1,683	1,866
Non-cash investing and financing activities:
Shares issued for recapitalization (note 3)	-	52,800

SEE ACCOMPANYING NOTES

Fsona Systems Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - expressed in US dollars)

March 31, 2008 and December 31, 2007

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of business

The Company was incorporated under the laws of the State of Nevada, on February 2, 2004 as Matrix Ventures Inc. On February 9, 2007 the Company closed the transaction contemplated in the Share Exchange Agreement (the “Agreement”) dated February 8, 2007 with Fsona Systems Corp. (“Fsona”), a company incorporated under the laws of the state of Nevada on August 10, 2005. Under the Agreement, the Company agreed to acquire all of the issued and outstanding shares of Fsona in exchange for 20,075,835 common shares of the Company. As of the closing date, the former stockholders of Fsona held approximately 51% of the issued and outstanding common shares of the Company. The acquisition of Fsona was recorded as a reverse acquisition for accounting purposes. Fsona, the acquired entity, is regarded as the predecessor entity as of February 9, 2007 and the Company adopted the year end of Fsona, being December 31.

The Company previously focused its business efforts on the acquisition, exploration, development and exploitation of mineral and oil and gas properties. In contemplation of the share exchange transaction with Fsona, the Company abandoned its original business plan. As of the closing date of the Agreement, the Company commenced the business of developing, manufacturing and marketing Free Space Optical (“FSO”) communication devices to be used in various communications applications. The Company plans to continue to generate revenues through sales of its’ FSO communication devices.

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

These accompanying interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At March 31, 2008, the Company has negative working capital and has a consolidated accumulated deficit of $5,707,992. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders obtaining additional long-term financing, as well as achieving and maintaining a profitable level of operations. The Company plans to raise additional equity and debt capital as necessary to finance the operating and capital requirements of the Company.

Fsona Systems Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - expressed in US dollars)

March 31, 2008 and December 31, 2007

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION (cont’d…)

The Company had cash on hand of $11,975 at March 31, 2008. Management anticipates that it requires approximately $1,500,000 over the next twelve months ended March 31, 2009 to carry out its plans. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds for operations. To the extent that cash needs are not achieved from operating cash flow or existing cash on hand, the Company plans to raise necessary cash through equity issuances and/or debt financing. The Company plans to manage its resources and assets on hand and pursue opportunities for further long-term financing, as well as achieving and maintaining a profitable level of operations. Assets on hand and any additional amounts raised will be used for further development of the Company’s products and for other working capital purposes. There is no assurance that further financing or profitable business will be achieved, accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2007 and 2006. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not necessarily indicative of annual results.

2. SIGNIFICANT ACCOUNTING POLICIES

Recent accounting pronouncements

FAS 141R

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FASB statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired. FAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning January 1, 2009. We are currently evaluating the impact of the provisions of FAS 141R.

Fsona Systems Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - expressed in US dollars)

March 31, 2008 and December 31, 2007

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective fiscal years beginning after November 15, 2007. There was no material impact to the Company’s consolidated financial statements upon adoption of this new pronouncement.

SFAS No. 159

In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115", ("FAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There was no material impact to the Company’s consolidated financial statements upon adoption of this new pronouncement.

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

At the time of the transaction, Fsona Systems Corp. (formerly Matrix Ventures Inc.) had no assets and $52,800 of accounts payable and accrued liabilities (included $28,300 owed to a shareholder of Matrix). The total amount owed to the shareholder of Matrix was repaid during 2007.

Fsona Systems Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - expressed in US dollars)

March 31, 2008 and December 31, 2007

4. INVENTORY

	(Unaudited)
	March 31	December 31
	2008	2007
	$	$

Raw materials	510,042	401,449
Work in progress	40,473	71,528
Finished goods	32,238	31,933
	582,753	504,910

5. LOANS PAYABLE

The loans payable represent amounts outstanding as at:

	(Unaudited)
	March 31	December 31
	2008	2007
	$	$
Loan payable to Everona Limited (the Company’s controlling stockholder)
non-interest bearing, unsecured and no terms of repayment	605,686	605,686

Amounts payable to Crown Capital Partners S.A. (“Crown”)
(former controlling stockholder of the Company), non-interest bearing,
unsecured and no terms of repayment	593,587	496,316

Amounts payable to Key Management S.A., non-interest
bearing, unsecured and no terms of repayment	716,920	716,799
	1,916,193	1,818,801

Less: current portion	1,916,193	1,818,801
Long-term portion	-	-

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

Fsona Systems Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - expressed in US dollars)

March 31, 2008 and December 31, 2007

7. SEGMENTED INFORMATION

The Company operates in one primary operating segment, that being the design, manufacture and sale of optical wireless equipment.

	(Unaudited)	(Unaudited)
	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2008	2007
	$	$
Revenues
United States	127,537	182,204
Asia-Pacific	14,310	91,401
Central and Latin America	28,577	103,705
Middle East and Africa	67,707	66,791
Europe	61,359	14,573
	299,490	458,674

Three customers accounted for 22%, 15%, and 10% of revenue in the three month period ended March 31, 2008 (three customers accounted for 16%, 13%, and 11% of revenue in the three month period ended March 31, 2007). Substantially all of the Company’s assets are located in Canada.

8. COMMITMENTS AND CONTINGENCIES

a] TPC audit

In January 2004, Technologies Partnership Canada (“TPC”) commissioned an audit of Fsona’s predecessor company (fSONA Communications Ltd.) prior claims for TPC funding. TPC indicated that Fsona Communications Ltd. had potentially overstated prior expenditures eligible for funding by approximately $2,171,937 (CDN$2,180,625) which equates to a potential assessment against the Company of $708,038 (CDN$726,801). The Company vigorously disagrees with TPC’s preliminary findings, with the exception of a possible $197,112 (CDN$202,335) overstatement

As the final determination of the TPC audit result has not been made, the likelihood of repayment and the ultimate amount, if any, are not determinable at this time. Accordingly, with the exception of the possible $197,112 (CDN$202,335) overstatement which has been accrued in accrued liabilities, no amount has been recorded in these financial statements. There has been additional $13,546 (CDN$13,905) accrued to the TPC contingency in recognition of fSONA’s portion of cost of the 2004 TPC compliance. Beginning in May 2007 a twelve month payment plan was initiated to pay off the costs accrued for the TPC compliance audit. As of March 31, 2008, $12,749 (CDN$13,087) of the $13,546 (CDN$13,905) has been paid.

Fsona Systems Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - expressed in US dollars)

March 31, 2008 and December 31, 2007

8. COMMITMENTS AND CONTINGENCIES (cont’d)

b] Litigation

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

     This quarterly report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

     Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our interim consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report, particularly in the section entitled “Risk Factors” of this quarterly report.

     In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “CDN$” refer to Canadian dollars and all references to “common shares” refer to the common shares in our capital stock.

     As used in this quarterly report, the terms “we”, “us” and “our” mean fSONA Systems Corp. and our wholly owned subsidiary fSONA Systems (Operating) Corp., unless otherwise indicated.

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

     On February 8, 2007, we entered into a share exchange agreement with FSona Systems Corp. (now known as fSONA Systems (Operating) Corp.) and the shareholders of FSona Systems. The share exchange agreement contemplated our company acquiring all of the issued and outstanding common shares of FSona Systems in exchange for the issuance by our company of 2,439,348 common shares. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding shares of FSona Systems occurred on February 9, 2007. As of the closing date, the former shareholders of FSona Systems held approximately 51.4% of the issued and outstanding common shares of our company. The acquisition of FSona Systems is deemed to be a reverse acquisition for accounting purposes. FSona Systems, the acquired entity, is regarded as the predecessor entity as of February 9, 2007. Starting with the periodic report for the quarter in which the acquisition was consummated, our company is filing annual and quarterly reports based on the December 31 fiscal year end of FSona Systems. Such financial statements depict the operating results of FSona Systems, including the acquisition of our company, from February 9, 2007.

Our Current Business

     As of the closing date of the share exchange agreement on February 9, 2007, our company commenced the business of providing point-to-point broadband wireless connectivity solutions. Specifically, we manufacture and sell wireless transceivers that transfer data between two points using infrared laser beams, such as voice, data, video, internet messages and large computer files. Our products offer a point-to-point, line of sight, wireless high-speed communications link established between two transceiver units, which are “linked” wirelessly through the alignment of our SONAbeam™ products which transmit data via a laser beam. Our transceiver units are designed to provide wireless link transmission of data at speeds of up to 2.5 gigabits per second, with transmission similar to those obtained with fibre, and to transmit that data at distances of up to 7 km in clear weather conditions. In addition to being fast, reliable and cost effective, our SONAbeam™ products can be rapidly installed and redeployed. Our business strategy is to generate revenues through the commercialization of our technologies. Our target customers include the military, government, carriers, service providers, private enterprise and other entities seeking wireless communication solutions. Our products operate based on eye-safe 1550 nanometer wavelength free space optics technology, and could potentially be similar in data rates to fibre optic cable. Free space optics operates when a laser transmitter generates focused light waves that carry data through the atmosphere to an optical receiver that recognizes those light waves.

RESULTS OF OPERATIONS

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

For the three months ended March 31, 2008 and March 31, 2007

Net Loss

     Our net loss for the three months ended March 31, 2008 was $338,447 as compared to a net loss of $318,329 for the three months ended March 31, 2007.

Sales and Cost of Sales

     Sales for the three months ended March 31, 2008 were $299,490, which represents a 34.7% decrease from sales of $458,674 for the three months ended March 31, 2007. The decrease in sales revenue during this period was primarily attributable to a lengthening of the sales cycle in the Middle Eastern region and reduction and refocusing of the US sales force in an effort to cut operating costs. Management believes that we will be able to increase our order backlog by raising a modest amount of capital for sales related expenditures. We expect to meet our capital requirements through sales of our equity securities and/or debt financing, if and when available, on commercially acceptable terms.

     Cost of sales for the three months ended March 31, 2008 was $232,470 a decrease of 34.7% from cost of sales of $356,111 for the three months ended March 31, 2007. Cost of sales for the three months ended March 31, 2008 was 77.6% of total sales compared with 77.6% of total sales for the three months ended March 31, 2007. Cost of sales reductions are anticipated as we continue to increase our sales backlog and implement purchasing advantages of increased quantities of inventory. Direct labour costs and overhead expenses related to our manufacturing are not expected to increase materially as we believe our current facility has the capacity to meet forecasted demand.

Operating Expenses

     Total operating expenses for the three months ended March 31, 2008 were $344,191 which represents a 25.4% decrease in total operating expenses of $461,287 for the three months ended March 31, 2007. Sales and marketing expenses, research and development expenses as well as general and administrative expenses constitute the major components of our total operating expenses.

     Sales and marketing expenses for the three months ended March 31, 2008 were $102,539, which represents a 39% decrease in sales and marketing expenses of $168,429 for the three months ended March 31, 2007. These costs were reduced as a result of the reduction in sales force in the U.S., and the elimination of the associated sales expenses. Management anticipates that sales and marketing expenses will increase as we market our products, hire new sales personnel, and support and expand our partner programs.

     General and administrative expenses for the three months ended March 31, 2008 were $71,881, which represents a 52.9% decrease in general and administrative expenses of $152,628 for the three months ended March 31, 2007. These costs were also reduced as a result of the downsizing of the US operations, there were some general and administrative positions and associated costs that were absorbed in the Canadian office, Management believes that these costs will rise through the remainder of the fiscal year ended 2008 and into 2009, as we re-build our operations in our Richmond offices.

     Research and development expenses for the three months ended March 31, 2008 were $167,733 which represents a 20.9% increase in research and development expenses of $138,786 for the three months ended March 31, 2007. Management anticipates that these costs will increase through the remainder of the 2008 fiscal year and into the 2009 year. We intend to increase research and development expenses to $688,000 and $961,000 for our 2008 and 2009 fiscal years, respectively. Our research and development efforts have been focused on the completion of our 1250 E product this quarter. Other developments, active tracking on our SONAbeam E product line, the development of lower cost, higher bandwidth products in addition to other product and software upgrades, will continue through the remainder of 2008 and into 2009.

Other Income and Expenses

     During the three months ended March 31, 2008, we recognized a foreign exchange loss of $61,895, as compared to a foreign exchange gain of $39,854 during the three months ended March 31, 2007. Such losses are principally the result of the fluctuations of the Canadian dollar against the U.S. dollars and their effect on our net liability position.

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

Capital Resources

     As of March 31, 2008, we had cash of $11,975. As of March 31, 2008, we had a working capital deficiency of $2,365,829 compared with a working capital deficiency of $2,113,865 as of December 31, 2007, which represents an increase in our working capital deficiency of $251,964. The increase in the working capital deficiency is due to the loss from operations during the period ended March 31, 2008.

     We have suffered recurring losses. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued extension of credit by our creditors, the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

     Management believes that our company’s cash and cash equivalents and cash provided by operating activities will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require approximately $1,500,000 over the next twelve month period ending March 31, 2009 to fund our operating cash shortfall. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities and/or debt financing. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

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

Cash Flow Used in Operating Activities

     Operating activities used cash of $140,746 for the three months ended March 31, 2008 as compared to $189,475 for the three months ended March 31, 2007. The cash used in operating activities for the three month period ended March 31, 2008, was primarily attributable to our net loss for the period.

     We anticipate that operating expenses will increase through the remainder of the 2008 fiscal year and into 2009. We intend to incur higher operating costs to fund increased sales and marketing activities over the next two years.

Cash Flow Provided by Financing Activities

     Financing activities provided cash of $97,392 for the three months ended March 31, 2008 as compared to $79,212 for the three months ended March 31, 2007. The cash received during the respective periods were proceeds from certain loans payable.

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

Recently Issued Accounting Standards

FAS 141R

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007), ‘‘Business Combinations’’ (‘‘FAS 141R’’), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired. FAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning January 1, 2009. We are currently evaluating the impact of the provisions of FAS 141R.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective fiscal years beginning after November 15, 2007. There was no material impact to our consolidated financial statements upon adoption of this new pronouncement.

SFAS No. 159

In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115", ("FAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There was no material impact to our consolidated financial statements upon adoption of this new pronouncement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

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

     Based on the evaluation, our Chief Executive Officer after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations as noted below and in our annual report on Form 10-KSB, as of March 31, 2008 our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

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

Material Weaknesses Identified

     In connection with the preparation of our annual consolidated financial statements for the year ended December 31, 2007, certain significant deficiencies in internal control became evident to management that represent material weaknesses as set out below. We have not yet fully addressed, as of March 31, 2008, these weaknesses nor were there additional significant deficiencies noted as a result of our review at March 31, 2008.

     (i) Lack of a sufficient number of independent directors for our board and audit committee. We currently only have one independent director on our board, which is comprised of 2 directors, and we do not have a functioning audit committee. As a publicly-traded company, we should strive to have a majority of our board of directors be independent;

     (ii) Insufficient segregation of duties in our finance and accounting functions due to limited personnel. As at March 31, 2008 and December 31, 2007, we had limited staff at our executive office in Richmond, British Columbia that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected;

     (iii) There is a lack of sufficient supervision and review by our corporate management;

     (iv) Insufficient corporate governance policies. Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management; and

     (v) Our company's accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company's March 31, 2008 interim consolidated interim financial statements.

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

Changes in Internal Controls over Financial Reporting

     There were no significant changes in internal control over financial reporting during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     Except as provided below, as of May 15, 2008, our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this quarterly report. No director, officer or affiliate of our company, or any registered or beneficial shareholder, is an adverse party or has a potential interest adverse to our company.

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

Item 1A. Risk Factors.

RISK FACTORS

     Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

     We incurred a net loss of $248,505 for the three months ended March 31, 2008. At March 31, 2008, the accumulated deficit was $5,701,912. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     We did not sell any equity securities, that were not registered under the Securities Act of 1933, as amended, during the three month period ended March 31, 2008, that were not otherwise disclosed in our current reports on Form 8-K.

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

(10)	Material Contracts

10.1	Property Option Agreement dated April 21, 2004 (incorporated by reference from our Registration Statement on Form SB-2/A filed on January 10, 2005)

10.2	Property Option Amending Agreement dated December 31, 2005 (incorporated by reference from our Registration Statement on Form SB-2/A filed on January 20, 2005)

10.3	Loan Agreement (incorporated by reference from our Registration Statement on Form SB-2/A filed on January 20, 2005)

10.4	Employment Agreement dated March 22, 2005 between FSona Systems and Sunny Taylor (incorporated by reference from our Current Report on Form 8-K filed on February 1, 2007)

10.5	Private Placement Subscription Agreement dated October 16, 2007 with Affaires Financieres S.A. (incorporated by reference from our Annual Report on Form 10-KSB filed on May 16, 2008)

10.6	Private Placement Subscription Agreement dated November 14, 2007 with Affaires Financieres S.A. (incorporated by reference from our Annual Report on Form 10-KSB filed on May 16, 2008)

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference from our Current Report on Form 8-K filed on February 1, 2007)

(21)	Subsidiaries of the Small Business Issuer

FSona Systems (Operating) Corp., a private Nevada corporation (incorporated by reference from our Current Report on Form 8-K filed on February 1, 2007)

Exhibit
Number	Description

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Andrew Grieve

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Andrew Grieve

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FSONA SYSTEMS CORP.

By: /s/ Andrew Grieve
Andrew Grieve, President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial
Officer and Principal Accounting Officer)
May 20, 2008